Form 10-Q
period 1995-06-30
HENG FAI CHINA INDUSTRIES INC
filed 1995-10-24
CIK 4165

    As filed with the Securities and Exchange Commission on October 24, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                           FORM 10-Q QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE
                           PERIOD ENDED JUNE 30, 1995

                             ----------------------


                         HENG FAI CHINA INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

         Delaware                      0-7619               93-063633
(State or other jurisdiction        (Commission           (IRS Employer
of incorporation or organization)    File Number)      Identification Number)

               650 West Georgia Street, Suite 588, P.O. Box 11586
                         Vancouver, B.C. CANADA V6B 4N8
                                 (604) 685-8318
   (Address and telephone number of Registrant's principal executive offices)

                             ----------------------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES      [X]         NO      [ ]

As of October 20, 1995, there were 10,819,542 shares of common stock of Heng Fai China Industries, Inc. outstanding.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                           QUARTER ENDED JUNE 30, 1995

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 PAGE

Item 1.           Financial Statements..........................................................................  1

                  Condensed Consolidated Balance Sheets as at
                  June 30, 1995 and December 31, 1994...........................................................  2

                  Condensed Consolidated Statements of Operations for the
                  six and three months ended June 30, 1995 and 1994.............................................  3

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1995 and 1994.......................................................  4

                  Notes to Condensed Consolidated Financial Statements..........................................  5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................................  9


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings............................................................................. 12

Item 2.           Changes in Securities......................................................................... 12

Item 3.           Defaults Upon Senior Securities............................................................... 12

Item 4.           Submission of Matters to a Vote of Securityholders............................................ 12

Item 5.           Other Information............................................................................. 12

Item 6.           Exhibits and Reports on Form 8-K.............................................................. 12


Signature Page............................................................................................Last Page

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

         (a) Condensed Consolidated Balance Sheets as at June 30, 1995 and December 31, 1994;

         (b) Condensed Consolidated Statements of Operations for each of the six months ended June 30, 1995 and June 30, 1994 and each of the three months ended June 30, 1995 and June 30, 1994;

         (c) Condensed Consolidated Statements of Cash Flows for each of the six months ended June 30, 1995 and June 30, 1994; and

         (d)      Notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                                         As at                           As at
                                                       Notes         June 30, 1995                December 31, 1994
                                                       -----         -------------                -----------------
CURRENT ASSETS

    Cash                                                                     $348,849                      $191,731
    Accounts receivable                                                        63,995                         2,393
    Prepaids                                                                   51,895                         2,024
    Inventories                                          1                     72,711                            --
                                                                          -----------                --------------
                                                                              537,450                       195,986
FIXED ASSETS, net                                        4                    956,257                       933,710

DEFERRED EXPENDITURE                                     5                  1,465,075                            --
                                                                           ----------                --------------
                                                                           $2,958,782                    $1,129,696
                                                                           ==========                    ==========
CURRENT LIABILITIES

    Accounts payable                                                         $116,433                       $20,545
    Short-term borrowings                                                      71,568                            --
    Interest payable                                                           27,840                        19,733
    Security deposits payable                                                   9,769                        11,071
    Other payable                                                              26,683                            --
    Unearned rent                                                                  --                        12,053
    Due to related parties                                                     14,574                        32,617
    Current portion of mortgage                                                14,830                        14,785
                                                                         ------------                   -----------
                                                                              281,697                       110,804
                                                                         ============                   ===========
LONG-TERM LIABILITIES

    Mortgages payable                                                         984,871                       971,611
    Deferred exchange gains                                                        --                        50,153
                                                                          -----------                   -----------
                                                                            1,266,568                     1,132,568
                                                                          -----------                    ----------
DEFICIENCY IN ASSETS

    Preferred stock, $10 par value,
      500,000 shares authorized,
      none issued                                                                  --                            --

    Share capital, $.01 par value,
      30,000,000 shares authorized,
      10,759,542 and 10,384,542
      shares issued and outstanding                      6                    107,595                       103,845
    Contributed surplus                                                     2,218,472                       193,296
    Deficit                                                                 (633,853)                     (300,013)
                                                                          -----------                   -----------
                                                                            1,692,214                       (2,872)
                                                                           ----------                  ------------
                                                                           $2,958,782                    $1,129,696
                                                                           ==========                    ==========


See accompanying notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                                         Six              Six             Three            Three
                                                       Months           Months           Months            Months
                                                        Ended            Ended            Ended            Ended
                                                      June 30,         June 30,         June 30,          June 30,
                                         Notes          1995             1994             1995              1994
                                         -----        --------         --------         --------          --------
Revenues
    Rental income                                      $171,496         $161,712          $88,139           $80,231
    Sales of cement                                      55,220               --           55,220                --
    Interest income                                       5,290            2,456            2,484             1,833
    Foreign exchange gain                                 7,490               --            3,424           (8,620)
                                                     ----------     ------------        ---------         ---------
                                                        239,496          164,168          149,267            73,444
                                                      ---------         --------         --------          --------
Expenses
    Cost of cement sales                                 49,362               --           49,362                --
    Amortization and
      depreciation                                       23,611           18,188           13,487             7,078
    Legal and professional
      expenses                                           41,581              172           41,581                --
    Consulting fees                      5              277,925               --          277,925                --
    Interest expenses                                    46,030           44,378           23,804            22,380
    Land lease                                           40,095           39,855           20,377            19,945
    Real estate management
      fees                                                8,984            7,609            6,439             4,134
    Other administrative
      expenses                                           85,748           49,901           44,756            27,948
                                                     ----------        ---------       ----------         ---------
                                                        573,336          160,103          477,731            81,485
                                                     ----------         --------       ----------         ---------

Net income (loss)                                    $(333,840)        $   4,065       $(328,464)         $ (8,041)
                                                     ==========        =========       ==========         =========

Net income (loss) per
    common share                                         $(.03)             $.02           $(.03)            $(.03)
                                                         ======             ====           ======            ======

Weighted average common
    shares outstanding                               10,445,207          258,943       10,505,896           258,943
                                                     ==========          =======       ==========           =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                                                        Six                  Six
                                                                                      Months                Months
                                                                                       Ended                Ended
                                                                                     June 30,              June 30,
                                                                   Notes               1995                  1994
                                                                   -----             --------              --------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                                                $(333,840)              $4,065
    Adjustments to reconcile loss to net cash
      used for operating activities:

         Depreciation and amortization                                                   23,811              18,188
         Consulting fees paid in common stock                        5                  277,925                  --
         Changes in working capital components:
            Accounts receivable                                                        (61,764)              36,755
            Prepaids                                                                   (49,871)                  --
            Inventories                                                                (72,711)                  --
            Accounts payable                                                           (95,888)                  --
            Interest payable                                                              8,107                  --
            Security deposits payable                                                   (1,302)                  --
            Other payable                                                                14,680                  --
                                                                                     ----------         -----------
Net cash used in operating activities                                                  (99,327)              59,008
                                                                                     ----------            --------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                           (83,775)                  --
                                                                                     ----------         -----------
Net cash used in investing activities                                                  (83,775)                  --
                                                                                     ----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Issue of shares                                                                     300,000                  --
    New short-term borrowings                                                            71,568                  --
    Repayment of mortgage                                                              (13,305)             (7,600)
    Advances (Repayment) of related party advances                                     (18,043)            (58,813)
                                                                                     ----------           ---------
Net cash provided by financing activities                                               340,220            (66,413)
                                                                                     ----------           ---------

Net increase in cash and cash equivalents                                               157,118             (7,405)

Cash and cash equivalents:
    Beginning of the period                                                             191,731              5,764
                                                                                     ----------           ---------
    End of the period                                                                   348,849             (1,641)
                                                                                     ==========           =========

ANALYSIS OF THE BALANCES OF CASH AND
    CASH EQUIVALENTS

      Bank Balances and Cash                                                            348,849                  --
      Short-term Borrowings                                                                  --             (1,641)
                                                                                      ---------           ---------
                                                                                      $ 348,849           $ (1,641)
                                                                                      =========           =========

See accompanying notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


1.       BASIS OF PRESENTATION

                  In June 1994, Heng Fai China Industries, Inc., then known as Alpine International Corporation ("Alpine") entered into a business combination with Vancouver Hong Kong Properties, Ltd. ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of Alpine's common stock and 10,357,700 common stock purchase warrants. As a part of the business combination, a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of Alpine's common stock and 1,500,000 common stock purchase warrants for an aggregate of US$120,000 in cash. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting has been used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition. Subsequent to the business combination, the name of the legal parent Alpine was changed to Heng Fai China Industries, Inc. (hereinafter referred to as "HFCI" as the context may require).

                  The condensed consolidated financial statements include the accounts of HFCI and its wholly-owned subsidiaries (collectively, the "Company"). The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the
         disclosures  are  adequate  to  make  the  information   presented  not
         misleading. The condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                  In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

                  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES

                  Inventories - Inventories relating to the Company's cement operations are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories at June 30, 1995 represent cement raw materials.

                  Translation of foreign currency - The Company's functional currency is the Canadian dollar (C$). Consolidated financial statements are stated in United States dollars (US$) which is the reporting currency of the Company. Assets, liabilities, revenues and expenses denominated in other currencies are translated into Canadian dollars at current exchange rates. Gains and losses arising from foreign currency transactions are included in income. The translation of the C$ amounts into US$ amounts, for the purposes of reporting in US$, is, with respect to assets and liabilities, based on the exchange rate in effect at the date of the balance sheet (C$1.3717 to US$1.00 at June 30, 1995) and, with respect to revenues and expenses, based on the average exchange rate during the period (C$1.3532 to US$1.00 for the six months ended June 30, 1995). Changes in the exchange rate between the C$ and the US$ have not had a significant effect on financial condition or the results of operations.

3.       ACQUISITIONS

                  On January 9, 1995, HFCI acquired from the chairman of its board of directors 100% of the common stock of Heng Fai China and Asia Industries, Limited ("Asia") in exchange for nominal consideration. Asia's only assets, owned by its wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"), were options to acquire operating or lease interests in three cement manufacturing operations located in the People's Republic of China ("PRC"), as follows:

         A. Light, through its newly formed subsidiary, Cangzhou Citizen Cement Product Co., Ltd. ("Citizen") may acquire the use, for a period of five years commencing January 1, 1995, of a
                  production   line  at  the  Hebei   Cangzhou   City   Chemical
                  Corporation Factory (the "Cangzhou Factory"). Citizen may exercise its option to lease the existing facilities for five years at a nominal rental, by expending RMB$1.2 million (US$144,000) on the expansion and modernization of the Cangzhou Factory plant.

         B. China has the option to acquire an interest in a joint venture, the Cangzhou Jiuhe Cement Co., Ltd. ("Jiuhe"), which would acquire the use of the existing facilities of the Qingxian Cement Factory for 30 years. In exchange for contributing RMB$17 million (US$2,043,000) for the expansion and modernization of the existing factory, China would be entitled to 100% of the profits of the joint venture until it recovers its contribution, and thereafter 70% of the profits of the joint venture. The control of Jiuhe would be shared by China and the PRC government, which would contribute a 30 year lease on the existing facilities for its interest. The assets of the joint venture would revert to the PRC government at the termination of the joint venture.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)

         C. China has the option to acquire an interest in a joint venture, the Hebei Iron Lion Cement Co., Ltd. ("Hebei"), which would acquire the use of the existing facilities of the Hebei Cangzhou Area Construction Materials Factory for 30 years. In exchange for contributing RMB$70 million (US$8,190,000) for the expansion and modernization of the existing factory, China would be entitled to 100% of the profits of the joint venture until it recovers its contribution, and thereafter 52% of the profits of the joint venture. The control of Hebei would be shared by China and the PRC government, which would contribute a 30 year lease on the existing facilities for its interest. The assets of the joint venture would revert to the PRC government at the termination of the joint venture.

                  China and Light acquired the foregoing options for nominal consideration and, as a result, no financial statement recognition is accorded to the unexercised options.

                  On April 17, 1995, China exercised its option to acquire, through Citizen, the use for five years of a production line at the Cangzhou Factory. Through June 30, 1995, the Company had expended approximately RMB$658,000 on the expansion and modernization of the factory.

4.       PROPERTY AND EQUIPMENT

                                                                           June 30, 1995
                                                             ---------------------------------------------
                                                                               Accumulated
                                                                               Depreciation
                                                                                   and            Net Book
                                                              Cost             Amortization         Value
                                                             ----------           --------        --------
Residential Rental Property
     Building                                                  $748,669           $287,394        $461,275
     Leasehold improvement                                      601,932            186,051         415,881
Cement factory leasehold improvements                            79,101                 --          79,101
                                                             ----------           --------        --------
                                                             $1,429,702           $473,445        $956,257
                                                             ==========           ========        ========


                                                                           December 31, 1994
                                                             ---------------------------------------------
                                                                                Accumulated
                                                                               Depreciation
                                                                                    and           Net Book
                                                              Cost             Amortization         Value
                                                             ----------           --------        --------
Building                                                       $748,669           $257,654        $491,015
Leasehold improvement                                           601,932            159,237         442,695
                                                             ----------           --------        --------

                                                             $1,350,601           $416,891        $933,710
                                                             ==========           ========        ========

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)

5.       DEFERRED EXPENDITURE

                  In June 1995, HFCI entered into a consulting agreement with previously unaffiliated parties pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of its common stock and (b) is obligated to issue to the consultant 20,000 shares of its common stock each month during the term of the agreement.

                  The value attributable to the 260,000 shares issued to the consultant pursuant to the consulting agreement, $1,510,600, has been capitalized and is being amortized over the 12 month term of the consulting agreement. The value attributable to the shares of common stock being issued on a monthly basis is being charged to expense as such shares of common stock are issued.

6.       SHARE CAPITAL

                  The changes in share capital during the six months ended June 30, 1995 were as follows:

                                                         Common Shares
                                                 ----------------------------
                                                  Number of                            Contributed
                                                    Shares           Amount              Surplus
                                                  ----------        ---------           ----------
Balance, December 31, 1994                        10,384,542         $103,845             $193,296
Private Placement                                     75,000              750              299,250
Consulting Agreement  (Note 5)                       300,000            3,000            1,725,926
                                                  ----------        ---------           ----------
Balance, June 30, 1995                            10,759,542         $107,595           $2,218,472
                                                  ==========         ========           ==========


                  As  of  June  30,  1995,  there  were   outstanding   warrants
         exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.00 per share through July 1, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Background

         Heng Fai China Industries, Inc. (the "Company") was originally organized on March 24, 1958 as Time Saver Markets, Inc. pursuant to the laws of the State of California. On October 29, 1973, Alpine International Corporation, a private Oregon corporation merged with and into Time Saver Markets, Inc. Subsequent thereto, Time Saver Markets, Inc. changed its name to Alpine International Corporation. In August 1994, Alpine International Corporation changed its name to Alpine Merger Corporation ("Alpine-California") after having entered into a merger agreement with a Delaware corporation named Alpine International Corporation ("Alpine-Delaware") which was formed for the purpose of facilitating the reincorporation of Alpine-California in the State of Delaware through a merger with and into Alpine-Delaware. Subsequently, in November 1994, Alpine-Delaware changed its name to Heng Fai China Industries, Inc. Alpine-California and Alpine-Delaware may be collectively referred to hereinafter as "Alpine."

         Alpine conducted no significant operations between April 1992, when it emerged from reorganization under Chapter 11 of Title II of the U.S. Bankruptcy Code, and June 1994, when it acquired Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong") which owns an apartment building in North Vancouver, British Columbia. In connection therewith, Alpine obtained equity financing of US$120,000 in exchange for the issuance of 1,500,000 shares of its common stock and 1,500,000 common stock purchase warrants exercisable for a period of _____ years. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

         Throughout the remainder of fiscal 1994, the Company's operations were limited to the operation of the real estate acquired through the Company's acquisition of Vancouver Hong Kong. In January 1995, the Company acquired its wholly-owned subsidiary, Heng Fai China & Asia Industries Limited ("Asia"), a company incorporated in Hong Kong, along with Asia's two wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"). China and Light were incorporated in Hong Kong and the Peoples' Republic of China ("PRC"), respectively. China and Light (through its wholly-owned subsidiary, Cangzhou Citizen Cement Product Co., Ltd., referred to hereinafter as "Citizen") have the rights to acquire direct or joint venture operating lease interests for three cement factories in the Hebei province of the PRC: (i) the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"); (ii) the Qingxian Cement Factory (the "Qingxian Factory"); and (iii) the Hebei Cangzhou Area Construction Materials Factory (the "Hebei Factory"). See Note 3 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

         On April 17, 1995, Light (through Citizen) exercised its option to lease the Cangzhou Factory. The Company is currently making the expansion and modernization expenditures required to exercise pursuant to the terms of the agreement governing the lease option. The Cangzhou Factory suspended operations during the expansion and modernization, which were completed in June 1995, at which time the operations thereof were resumed.

Results of Operations

         The Company generates revenue through the leasing of the apartment building in North Vancouver, British Columbia and the sale of cement products. In the six month period ended June 30, 1995, approximately 73.82% of the Company's total revenue was derived from the leasing of the apartment building while 23.6% was contributed by the sale of cement products.

         There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the second quarter or first half of fiscal 1995 and the comparable periods of fiscal 1994.

         Revenues and expenses for Citizen's cement operations represent operations from April 17, 1995. As previously discussed, Citizen's facilities were undergoing expansion and modernization, and the operations during the second quarter of fiscal 1995 were limited to the purchase and resale of finished cement products.

         Legal and professional fees, and other administrative expenses, increased significantly during the second quarter and first half of fiscal 1995. The increased expenses resulted from personnel added during 1995 to establish a Hong Kong office to support the Company's activities in the PRC. Continued increases in the Company's investigation and acquisition of business opportunities in the PRC are expected, and will result in additional increases in legal, professional and administrative expenses.

         In June 1995, the Company entered into a consulting agreement pursuant to which it receives investor relations and financial advisory services. As a result, the Company recorded consulting expenses of US$277,925 during the second quarter of fiscal 1995. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

         To date, the Company has financed its operations primarily through private placements of its common stock, short term borrowings and cash flow from operations. As at June 30, 1995, the Company had cash of US$348,849 together with short term borrowings amounting to US$71,568.

         The Company had net cash outflow of approximately US$99,327 from operating activities during the first half of fiscal 1995 as compared to net cash inflow of US$59,008 during the first half of fiscal 1994. The outflow was mainly attributable to the current year six month net loss. The Company financed the net loss, and capital additions, through the private placement of shares of its common stock for cash proceeds of $300,000. The proceeds from that private placement are also being used to fund the expenditures incurred by Citizen in connection with the expansion and modernization of the Cangzhou Factory described above.

         As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the Company, through Asia, holds options to acquire joint venture interests in two additional PRC cement factories: (i) the Qingxian Factory; and
(ii) the Hebei Factory. The exercise of those options would require that the Company expend US$2 million and US$8.2 million, respectively, on the expansion and modernization of the plants. The Company currently expects that the funds for such investments, if the options are exercised, would be derived from the Company's issuance of shares of its common stock.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not a party to any pending or ongoing litigation.

Item 2.           Changes in Securities

                  There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.           Defaults upon Senior Securities

                  There has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.           Submission of Matters to a Vote of Securityholders

                  There   have  been  no   matters   submitted   to  a  vote  of
                  securityholders during the six months ended June 30, 1995.

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:   The  following   exhibits  are   incorporated   by
                  referenced into this report:

                  Exhibit No.       Exhibit Name

                  10.1 Contract, dated June 25, 1994, between Heng Fai China Industries, Ltd. and Qingxian Cement Factory

                  10.2 Contract, dated September 3, 1994, between Heng Fai China Industries, Ltd. and Hebei Cangzhou Area Construction Material Factory

                  10.3 Contract of Tenancy, dated October 20, 1994, between China Hebei Cangzhou City Chemical Corporation and Heng Fai Light Products Co., Ltd.

         (b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HENG FAI CHINA INDUSTRIES, INC.

Dated:  October 13, 1995                    By:  /s/ Robert H. Trapp
                                                -------------------
                                                     Robert H. Trapp
                                                Secretary and Treasurer