Form 10-Q/A
period 1995-06-30
HENG FAI CHINA INDUSTRIES INC
filed 1995-11-21
CIK 4165

    As filed with the Securities and Exchange Commission on November 21, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                 FORM 10-Q/A #1
                     AMENDED AND RESTATED QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE
                           PERIOD ENDED JUNE 30, 1995

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

                                 FORM 10-Q/A #1

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

         Alpine conducted no significant operations between April 1992, when it emerged from reorganization under Chapter 11 of Title II of the U.S. Bankruptcy Code, and June 1994, when it acquired Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong") which owns an apartment building in North Vancouver, British Columbia. In connection therewith, Alpine obtained equity financing of US$120,000 in exchange for the issuance of 1,500,000 shares of its common stock and 1,500,000 common stock purchase warrants. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

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

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:   The  following   exhibits  are   incorporated   by
                  referenced into this report:

                  Exhibit No.       Exhibit Name

                  10.1* Contract, dated June 25, 1994, between Heng Fai China Industries, Ltd. and Qingxian Cement Factory

                  10.2* Contract, dated September 3, 1994, between Heng Fai China Industries, Ltd. and Hebei Cangzhou Area Construction Material Factory

                  10.3* Contract of Tenancy, dated October 20, 1994, between China Hebei Cangzhou City Chemical Corporation and Heng Fai Light Products Co., Ltd.

                  27.1              Financial Data Schedule.
________________
* Previously filed.

         (b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HENG FAI CHINA INDUSTRIES, INC.

Dated:  November 20, 1995                    By:  /s/ Robert H. Trapp
                                                -------------------
                                                     Robert H. Trapp
                                                 Secretary and Treasurer