Form 10-Q
period 1995-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1996-02-07
CIK 4165

    As filed with the Securities and Exchange Commission on February 7, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                           FORM 10-Q QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE
                         PERIOD ENDED SEPTEMBER 30, 1995

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

                           YES      [X]         NO      [ ]

As of January 31, 1996, there were 10,899,542 shares of common stock of Heng Fai China Industries, Inc. outstanding.


                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                        QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                          PAGE

Item 1.        Financial Statements.........................................................               1

               Condensed Consolidated Balance Sheets as at
               September 30, 1995 and December 31, 1994.....................................               2

               Condensed Consolidated Statements of Operations for the nine
               and three months ended September 30, 1995 and 1994...........................               3

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1995 and 1994.....................................               4

               Notes to Condensed Consolidated Financial Statements.........................               5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................              11


PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings............................................................              14

Item 2.        Changes in Securities........................................................              14

Item 3.        Defaults Upon Senior Securities..............................................              14

Item 4.        Submission of Matters to a Vote of Securityholders...........................              14

Item 5.        Other Information............................................................              14

Item 6.        Exhibits and Reports on Form 8-K.............................................              14

Signature Page..............................................................................       Last Page


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The   following   financial   statements  of  Heng  Fai  China
Industries, Inc. (the "Company") are provided herewith:

                  (a) Condensed Consolidated Balance Sheets as at September 30, 1995 and December 31, 1994;

                  (b) Condensed consolidated Statements of Operations for each of the nine months ended September 30, 1995 and September 30, 1994 and each of the three months ended September 30, 1995 and September 30, 1994;

                  (c) Condensed Consolidated Statements of Cash Flows for each of the nine months ended September 30, 1995 and September 30, 1994; and

                  (d)      Notes  to  the   Condensed   Consolidated   Financial
                           Statements.



                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                    Notes              As at                      As at
                                                    -----              -----                      -----
                                                                    September 30, 1995          December 31, 1994
                                                                    ------------------          -----------------
 CURRENT ASSETS
     Cash                                                                       49,016                   $191,731
     Trading securities                               4                        502,847
     Accounts receivable                                                        25,130                      2,231
     Prepaid and other current assets                                          134,613                      2,024
     Inventories                                      2                         90,978                         --
                                                                             ---------                 ----------
                                                                               802,584                    195,986

FIXED ASSETS, net                                     5                      1,003,772                    933,710

DEFERRED EXPENDITURE                                  6                      1,087,425                         --
                                                                             ---------                 ----------
                                                                            $2,893,781                 $1,129,696
                                                                            ==========                 ==========

CURRENT LIABILITIES
     Accounts payable                                                           96,691                    $20,545
     Margin loan payable                              8                        253,891                         --
     Interest payable                                                           30,912                     19,733
     Security deposits payable                                                  10,402                     11,071
     Other payable                                                             203,651                         --
     Unearned rent                                                                  --                     12,053
     Due to related parties                                                     16,687                     32,617
     Current portion of mortgage                                                15,382                     14,785
                                                                             ---------                 ----------
                                                                               627,616                    110,804
LONG-TERM LIABILITIES
     Mortgages payable                                                         995,453                    971,611
     Deferred exchange gains                                                        --                     50,153

                                                                             1,623,069                  1,132,568
                                                                             ---------                 ----------
DEFICIENCY IN ASSETS
     Preferred stock, $10 par value,
         500,000 shares authorized,
         none issued                                                                --                         --
     Share capital, $.01 par value,
         30,000,000 shares authorized,
         10,819,542 and 10,384,542
         shares issued and outstanding                7                        108,195                    103,845
     Contributed surplus                                                     2,596,422                    193,296
     Deficit                                                               (1,433,905)                  (300,013)
                                                                             ---------                 ----------
                                                                             1,270,712                    (2,872)
                                                                             ---------                 ----------
                                                                            $2,893,781                 $1,129,696
                                                                            ==========                 ==========

See accompanying notes to the Condensed Consolidated Financial Statements.



                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                                 Nine                  Nine                Three                 Three
                                                Months                Months               Months                Months
                                                Ended                 Ended                Ended                 Ended
                                            September 30,         September 30,        September 30,         September 30,
                               Notes             1995                  1994                 1995                  1994
                              ---------    -----------------     -----------------    -----------------     -----------------
Revenues
     Rental income                                  270,332              $333,171              $98,836              $171,459
     Sales of cement                                148,141                    --               92,921                    --
     Investment income                                6,793                 4,781                1,503                 2,325
     Foreign exchange
         gain (loss)                               (34,002)                    --             (41,492)                    --
                                                   --------               -------              -------               -------
                                                    391,264               337,952              151,768               173,784
                                                   --------               -------              -------               -------
Expenses
     Cost of cement sales                           127,281                    --               77,919                    --
     Amortization and
         depreciation                                44,570                30,000               20,959                11,812
     Legal and
         professional
    expenses                                         54,287                11,926               12,706                11,754
     Consulting fees             6                1,004,175                    --              726,250                    --
     Interest expenses                               73,814                92,096               27,784                47,718
     Land lease                                      61,078                82,500               20,983                42,645
     Real estate
         management
    fees                                             12,253                15,900                3,269                 8,291
     Adjustments of
         trading securities
         to fair value           4                    7,805                    --                7,805                    --
     Other administrative
         expenses                                   139,893               142,704               54,145                92,803
                                                   --------               -------              -------               -------
                                                  1,525,156               375,126              951,820               215,023
                                                   --------               -------              -------               -------

Net income (loss)                               (1,133,892)             $(37,174)           $(800,052)             $(41,239)
                                                ===========             =========           ==========             =========

Net income (loss) per
     common share                                    $(.11)                $(.13)               $(.08)                $(.14)
                                                     ======                ======               ======                ======

Weighted average common
     shares outstanding                          10,766,428               289,193           10,445,207               289,193
                                                 ==========               =======           ==========               =======


See accompanying Notes to Condensed Consolidated Financial Statements.


                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                                           Nine                  Nine
                                                                          Months                Months
                                                                          Ended                  Ended
                                                                      September 30,          September 30,
                                                         Notes             1995                  1994
                                                        --------    -------------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                                            (1,133,892)             $(37,174)
     Adjustments to reconcile loss to net cash
         used for operating activities:
           Depreciation and amortization                                        44,570                30,000
           Consulting fees paid in common stock            6                 1,004,175                    --
           Changes in working capital components:
             Trading securities                                              (502,847)
             Accounts receivable                                              (22,737)                78,740
             Prepaid                                                         (132,589)                    --
             Inventories                                                      (90,978)                    --
             Accounts payable                                                   76,146                    --
             Interest payable                                                   11,179                    --
             Security deposits payable                                           (669)                    --
             Other payable                                                     203,651                    --
                                                                                                          --
             Exchange adjustments                                               18,693                    --
                                                                             ---------               -------
Net cash used in (generated from) operating activities                       (525,298)                71,566
                                                                             ---------               -------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                (130,939)                    --
                                                                             ---------               -------
Net cash used in investing activities                                        (130,939)                    --
                                                                             ---------               -------

CASH FLOW FROM FINANCING ACTIVITIES
     Issue of shares                                                           300,000               161,220
     Margin loan payable                                                       253,891                    --
     Repayment of mortgage                                                    (24,439)              (15,932)
     Advances (repayment) of related
         party advances                                                       (15,930)              (69,983)
                                                                             ---------               -------
Net cash provided by financing activities                                      513,522                75,305
                                                                             ---------               -------

Net increase (decrease) in cash and cash equivalents                         (142,715)               146,871

Cash and cash equivalents:
     Beginning of the period                                                   191,731                 7,954
                                                                             ---------               -------
     End of the period                                                          49,016               154,825
                                                                              =========              =======

ANALYSIS OF THE BALANCES OF CASH AND
     CASH EQUIVALENTS
     Bank Balances and Cash                                                     49,016               154,825
                                                                                ------               -------
                                                                                49,016              $145,825
                                                                                ======              ========

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

                  In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

                  The results of operations for the nine months periods are not necessarily indicative of the results to be expected for the full year.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


2.       SIGNIFICANT ACCOUNTING POLICIES

                  Inventories - Inventories relating to the Company's cement operations are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories at September 30, 1995 represent cement raw materials.

                  Trading securities - Equity securities purchased principally for the purpose of resale are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings. Fair values are determined based on quoted prices.

                  Translation of foreign currency - The Company's functional currency is the Canadian dollars (C$). Consolidated financial statements are stated in United States dollars (US$) which is the reporting currency of the Company. Assets, liabilities, revenues and expenses denominated in other currencies are translated into Canadian dollars at current exchange rates. Gains and losses arising from foreign currency transactions are included in income. The translation of the C$ amounts into US$ amounts, for the purposes of reporting in US$, is, with respect to assets and liabilities, based on the exchange rate in effect at the date of the balance sheet (C$1.3507 to US$1.00 at September 30, 1995) and, with respect to revenues and expenses, based on the average exchange rate during the period (C$1.3500 to US$1.00 for the nine months ended September 30, 1995). Changes in the exchange rate between the C$ and the US$ have not had a significant effect on financial condition or the results of operations.

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

                           On April 17,  1995,  China  exercised  its  option to
                  acquire, through Citizen, the use for five years of a production line at the Cangzhou Factory. Through September 30, 1995, the Company had expended approximately RMB$1,090,000 on the expansion and modernization of the factory. As at September 30, 1995, the Company had not, through its wholly-owned subsidiaries, exercised its option to acquire interests in Jiuhe and Hebei and such options had expired.


                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


4.       TRADING SECURITIES



                                                                                                   September 30, 1995
                                                                              --------------------------------------
                                                                                          Cost           Fair Value
           7,492,000 shares of common stock issued by Keng
                Fong Sin Kee Construction and Investment Company
                Limited, listed in the Stock Exchange of Hong Kong                    $481,774             $467,032

           774,000 shares of common stock issued by Shun Cheong
                Holdings Company Limited, listed in the Stock Exchange of
                Hong Kong                                                               28,878               35,815
                                                                                        ------               ------
                                                                                      $510,652             $502,847
                                                                                       =======              =======

                  The Company had acquired the trading securities for cash financed partially by the Company's internal resources and partially by a margin loan (See Note 8).

                  In July, 1995, the Company acquired 7,100,000 warrants of Keng Fong Sin Kee Construction and Investment Company Limited ("Keng Fong") in the stock market. These Warrants were converted into 7,100,000 common stock of Keng Fong and the Company acquired additional common stock of Keng Fong during the third quarter of fiscal 1995 making the total number of common stock held in hand to be 7,492,000 as at September 30, 1995. The shareholding represents 3.0 per cent of the total outstanding common stock of Keng Fong.

                  In July, 1995, the Company acquired the common stock of Shun Cheong Holdings Limited ("Shun Cheong") in the stock market. As at September 30, 1995, the Company held 774,000 common stock of Shun Cheong which represents 0.3 per cent of the total outstanding common stock of Shun Cheong.

                  The common stock of Keng Fong and Shun Cheong are not subject to any contractual or statutory resale restrictions and any portion of these stock can be reasonably expected to qualify for sale within one year. The trading securities are measured at fair value, with unrealized gains and losses included in earnings.


                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


5.       PROPERTY AND EQUIPMENT

                                                                                        September 30, 1995
                                                              ---------------------------------------------------------------
                                                                                           Accumulated
                                                                                          Depreciation
                                                                                               and                 Net Book
                                                                     Cost                  Amortization              Value
                                                              -------------------       -------------------    ------------------
           Residential Rental Property
                Building                                                $748,669              $286,224              $462,445
                Leasehold improvement                                    601,932               184,997               416,935
           Cement factory leasehold improvements                         130,939                 6,547               124,392
                                                                      ----------              --------             ---------

                                                                      $1,481,540              $477,768            $1,003,772
                                                                      ==========              ========            ==========

                                                                                        December 31, 1994
                                                              ---------------------------------------------------------------
                                                                                           Accumulated
                                                                                           Depreciation
                                                                                               and                 Net Book
                                                                     Cost                  Amortization              Value
                                                              -------------------       -------------------    ------------------

           Building                                                     $748,669              $257,654              $491,015
           Leasehold improvement                                         601,932               159,237               442,695
                                                                      ----------              --------             ---------

                                                                      $1,350,601              $416,891              $933,710
                                                                      ==========              ========              ========


6.       DEFERRED EXPENDITURE

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

                  The value attributable to the 260,000 shares issued to the consultant pursuant to the consulting agreement, $1,510,600, has been capitalized and is being amortized over the 12 month term of the consulting agreement. The value attributable to the shares of common stock being issued on a monthly basis is being charged to expenses as such shares of common stock are issued.


                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


7.       SHARE CAPITAL

                  The  changes in share  capital  during the nine  months  ended
September 30, 1995 were as follows:


                                                                      Common Shares
                                                    ----------------------------------------------
                                                              Number of                                         Contributed
                                                                Shares                   Amount                   Surplus
                                                    ---------------------    ---------------------     ---------------------

           Balance, December 31, 1994                         10,384,542                 $103,845                  $193,296

           Private Placement                                      75,000                      750                   299,250

           Consulting Agreement (Note 5)                         360,000                    3,600                 2,103,876
                                                              ----------                 --------                ----------

           Balance, September 30, 1995                        10,819,542                 $108,195                $2,596,422
                                                              ==========                 ========                ==========

                  As of September 30, 1995, there were outstanding warrants exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.


8.       MARGIN LOAN PAYABLE

                  The margin loan payable is to a third party and is collateralized by the Company's trading securities with a carrying value of US$502,847. The loan is repayable on demand and bears interest at 12.5 per cent. per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         Heng Fai China Industries, Inc. (the "Company") was originally organized on March 24, 1958 as Time Saver Markets, Inc. pursuant to the laws of the State of California. On October 29, 1973, Alpine International Corporation, a private Oregon corporation merged with and into Time Saver Markets, Inc. Subsequent thereto, Time Saver Markets, Inc. changed its name to Alpine International Corporation. In August 1994, Alpine International Corporation changed its name to Alpine Merger Corporation ("Alpine-California") after having entered into a merger agreement with a Delaware corporation named Alpine International Corporation ("Alpine-Delaware") which was formed for the purpose of facilitating the reincorporation of Alpine-California in the State of Delaware through a merger with and into Alpine-Delaware. Subsequently, in November 1994, Alpine-Delaware changed its name to Heng Fai China Industries, Inc. Alpine-California and Alpine-Delaware may be collectively referred to hereinafter as "Alpine".

         Alpine conducted no significant operations between April 1992, when it emerged from reorganization under Chapter 11 of Title II of the U.S. Bankruptcy Code, and June 1994, when it acquired Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong") which owns an apartment building in North Vancouver, British Columbia. In connection therewith, Alpine obtained equity financing of US$120,000 in exchange for the issuance of 1,500,000 shares of its common stock and 1,500,000 common stock purchase warrants exercisable through September 2, 1999. See Note 1 of the Notes to the condensed Consolidated Financial Statements included elsewhere herein.

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

         On April 17, 1995, Light (through Citizen) exercised its option to lease the Cangzhou Factory. The Company is currently making the expansion and modernization expenditures required to exercise pursuant to the terms of the agreement governing the lease option. The Cangzhou Factory had suspended its operations during April and June 1995 to prepare the lease of the production line. Operations were resumed in late June 1995 and expansion and modernization work had been undergone. As at September 30, 1995, the Company, had not through its wholly-owned subsidiaries, exercised its option to acquire interests in Jiuhe and Hebei and such options had expired.

Results of Operations

         The Company generates revenue through the leasing of the apartment building in North Vancouver, British Columbia and the sale of cement products. In the nine month period ended September 30, 1995, approximately 63.57% of the Company's total revenue was derived from the leasing of the apartment building while 35.60% was contributed by the sale of cement products.

         There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the third quarter of fiscal 1995 and the comparable periods of fiscal 1994.

         Revenues and expenses for Citizen's cement operations represent operations from April 17, 1995. As previously discussed, Citizen's facilities were undergoing expansion and modernization, and the operations during the third quarter of fiscal 1995 were started to increase.

         Legal and professional fees, and other administrative expenses, increased significantly during the third quarter of fiscal 1995. The increased expenses resulted from personnel added during 1995 to establish a Hong Kong office to support the Company's activities in the PRC. Continued increases in the Company's investigation and acquisition of business opportunities in the PRC are expected, and will result in additional increases in legal, professional and administrative expenses.

         In June 1995, the Company entered into a consulting agreement pursuant to which it receives investor relations and financial advisory services. As a result, the Company recorded consulting expenses of US$1,004,175 during the third quarter of fiscal 1995. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

         In July 1995, the Company, through its wholly owned subsidiary incorporated in Hong Kong, started to purchase equity securities listed in the Stock Exchange of Hong Kong Limited and held principally for the purpose of selling. The purchase of the trading securities were financed partially from the cash generated from the placement of the Company's shares in June 1995 and partially from the margin loan. During the third quarter of fiscal 1995, the income generated from the securities investments were US$3,262. However, as at September 30, 1995, the fair value of these trading securities are different from their historical costs. Adjustments for the net unrealized losses of US$7,805 had been included in the third quarters' Statement of Operations.

Liquidity and Capital Resources

         To date, the Company has financed its operations primarily through private placements of its common stock, short term borrowings and cash flow from operations. As at September 30, 1995, the Company had cash of US$49,016 together with margin loan payable and other payable amounting to total US$554,233.

         The Company had net cash outflow of approximately US$525,298 from operating activities during the third quarter of fiscal 1995 as compared to net cash inflow of US$71,566 during the third quarter of fiscal 1994. The outflow was mainly attributable to the purchase of trading securities in the third quarter. The Company financed the net loss, and capital additions, through the private placement of shares of its common stock for cash proceeds of $300,000. The proceeds from that private placement are also being used to fund the expenditures incurred by Citizen in connection with the expansion and modernization of the Cangzhou Factory described above.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not a party to any pending or ongoing litigation.

Item 2.           Changes in Securities

                  There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.           Defaults upon Senior Securities

                  There has been no material default with respect to any indebtedness of the Company required to be disclosed to be disclosed pursuant to this item.

Item 4.           Submission of Matters to a Vote of Securityholders

                  There   have  been  no   matters   submitted   to  a  vote  of
                  securityholders during the nine months ended September 30, 1995.

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits: None.

         (b)      Reports on Form 8-K: None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            HENG FAI CHINA INDUSTRIES, INC.




Dated:                                      By: /s/  Robert H. Trapp
                                               ------------------------------
                                                     Robert H. Trapp
                                                   Secretary and Treasurer