Form 10-Q/A
period 1995-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1996-03-28
CIK 4165

As filed with the Securities and Exchange Commission on March 25, 1996

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

                            -----------------------

                        HENG FAI CHINA INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

       Delaware                    0-7619              93-063633
(State or other jurisdiction      (Commission         (IRS Employer
of incorporation or organization)  File Number)    Identification Number)

               650 West Georgia Street, Suite 588, P.O. Box 11586
                         Vancouver, B.C. CANADA V6B 4N8
                                 (604) 685-8318
   (Address and telephone number of Registrant's principal executive offices)
                           -------------------------

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


                                              HENG FAI CHINA INDUSTRIES, INC.




                                               By: \s\ Robert H. Trapp
                                                  -----------------------------
                                                      Robert H. Trapp
                                                    Secretary and Treasurer