Form 10-K
period 1995-12-31
HENG FAI CHINA INDUSTRIES INC
filed 1996-07-12
CIK 4165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                      [ X ] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-7619
                       ----------------------------------
                         HENG FAI CHINA INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                Delaware                               93-063633
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification Number)


                  650 West Georgia Street, Suite 588, Vancouver
                        British Columbia, Canada V68 4N8
                                 (604) 685-8318
          (Address and telephone number of principal executive offices)
                       ----------------------------------
Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1995 totaled $633,574.

As of June 14, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices of $3.875 on that date, was approximately $25,897,009.

As of June 14, 1996, the Registrant had outstanding 10,959,542 shares of Common Stock.

Documents incorporated by reference: Other than certain exhibits hereto which have been specifically incorporated by reference herein in Item 13 under Part III hereof, no other documents are incorporated by reference.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              INDEX TO FORM 10-K
                                      OF
                        HENG FAI CHINA INDUSTRIES, INC.


                                                                                             Page
                                                                                             ----
                                    PART I
Item 1.      Business...........................................................................1
             General - The Company..............................................................1
             The Business.......................................................................2
             The Cement Industry................................................................2
             Cement Customers...................................................................3
             Real Estate........................................................................3
             Employees..........................................................................6
             Government Regulation..............................................................6

Item 2.      Description of Property............................................................6

Item 3.      Legal Proceedings..................................................................6

Item 4.      Submission of Matters to a Vote of Security Holders................................6

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters...........................7

Item 6.      Selected Financial Data............................................................8

Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................9

Item 8.      Financial Statements.............................................................F-1

Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures.............................................9

                                   PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act................................9
             Management Biographies.............................................................9
             Indemnification of Directors and Officers.........................................11
             Committees of the Board of Directors..............................................11
             Compliance with Section 16(a) of the Exchange Act of 1934.........................11




                                                                                              Page
                                                                                              ----

Item 11.     Executive Compensation............................................................12
             Summary Compensation Table........................................................12
             Stock Option Plans................................................................12
             Option/SAR Grants in Last Fiscal Year.............................................13
             Aggregate Option/SAR Exercises in Last Fiscal Year
             And Fiscal Year-End Option/SAR Values.............................................13
             Employment Agreements.............................................................14
             Remuneration of Directors.........................................................14

Item 12.     Security Ownership of Certain Beneficial Owners and Management....................14

Item 13.     Certain Relationships and Related Transactions....................................16

Item 14.     Exhibits and Reports on Form 8-K..................................................16
             (a)  Exhibits.....................................................................16
             (b)  Reports on Form 8-K..........................................................16

                                     PART I

Item 1. Business

General - The Company

         Heng Fai China Industries, Inc. (the "Company") was originally organized on March 24, 1958 as Time Saver Markets, Inc. pursuant to the laws of the State of California. On October 29, 1973, Alpine International Corporation, a private Oregon corporation, merged with and into Time Saver Markets, Inc. Subsequent thereto, Time Saver Markets, Inc. changed its name to Alpine International Corporation. In August 1994, Alpine International Corporation changed its name to Alpine Merger Corporation ("Alpine-California") after having entered into a merger agreement with a Delaware corporation named Alpine International Corporation ("Alpine-Delaware") which was formed for the purpose of facilitating the reincorporation of Alpine-California in the State of Delaware through a merger with and into Alpine-Delaware. Subsequently, in November 1994, Alpine-Delaware changed its name to Heng Fai China Industries, Inc. Alpine-California and Alpine-Delaware may be collectively referred to hereinafter as "Alpine."

         Alpine conducted no significant operations between April 1992, when it emerged from reorganization under Chapter 11 of Title II of the U.S. Bankruptcy Code, and June 1994, when it acquired Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong") which owns an apartment building in North Vancouver, British Columbia. In connection therewith, Alpine obtained equity financing of US$120,000 and issued 258,943 shares of its common stock (the "Common Stock") and 258,943 common stock purchase warrants, which are exercisable through September 2, 1999 at an exercise price of US$3.20 per share (the "Warrants"). In addition, concurrent therewith, the Company also issued 37,500 shares of Common Stock and 37,500 Common Stock Purchase Warrants. The foregoing share and per share numbers reflect the effects of a one-for-four and a one-for-ten reverse stock split undertaken by the Company subsequent to the acquisition of Vancouver Hong Kong. See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

         In January 1995, the Company acquired its wholly-owned subsidiary, Heng Fai China & Asia Industries Limited ("Asia"), a company incorporated in Hong Kong, along with Asia's two wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"). China and Light were incorporated in Hong Kong and the Peoples' Republic of China (the "PRC"), respectively. China and Light, through China's wholly-owned subsidiary, Cangzhou Min You Cement Company, Ltd. (formerly Cangzhou Citizen Cement Product Co., Ltd. and referred to hereinafter as "Min You") obtained the rights to acquire direct or joint venture operating lease interests for three cement factories in the Hebei province of the PRC: (i) the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"); (ii) the Qingxian Cement Factory (the "Qingxian Factory"); and (iii) the Hebei Cangzhou Area Construction Materials Factory (the "Hebei Factory"). See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

         On April 17, 1995, Min You exercised its option to lease a production line at the Cangzhou Factory. From April through June 1995, Min You suspended its operations at the Cangzhou Factory to facilitate the Company's expansion and modernization of such factory as required pursuant to the provisions of the agreement governing the Company's exercise of its options. Operations at the factory resumed at the end of June 1995 upon completion of the expansion and modernization of such factory. As of December 31, 1995, neither the Company nor its subsidiaries had exercised the options to acquire the interests in the Qingxian Factory or the Hebei Factory, which options expired unexercised. See
Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The Business

         The Company's business consists primarily of operation by Min You of the Cangzhou Factory and operation of the apartment building in North Vancouver, British Columbia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

The Cement Industry

         The cement industry in the PRC consists of over 7,000 small, medium and large cement plants. Most of the cement plants in the PRC are small, use relatively old technology, have an average production scale of less than 50,000 tons per year and supply a customer market located within close proximity. Historically, the cement industry in the PRC developed around the concept of cement plants utilizing vertical kiln technology imported from Eastern Europe and the former Soviet Union. The manufacturing of cement involves the following:
(i) the quarrying of raw materials; (ii) the crushing, grinding and blending of these raw materials into either a powder (the "dry process") or a mud-like mixture of slurry (the "wet process"); (iii) the burning of raw material mix in kilns to produce pellets called "clinker"; and (iv) the grinding of the clinker with gypsum and other products, such as slag from steel mills, to produce cement. The "burning" phase is the key phase of production and is primarily responsible for the quality of the cement. The "burning" phase consumes most of the fuels used in the production of cement, while the "grinding" of the raw materials and production of "clinker" consumes most of the electricity used in the production of cement. The type of production process, "wet process" or "dry process", determines the type and design characteristics of the kiln. Vertical kiln and rotary kiln technologies are employed in the manufacturing of cement products. Vertical kiln is an older technology that utilizes the "dry process" of cement production. When technology transfers from Eastern Europe and the former Soviet Union were restricted in the late 1980s, the PRC was forced to develop its own technology. The PRC continued to utilize vertical kilns, largely due to their: (i) lower investment costs; (ii) simplicity of design, shorter construction time and production goals; and (iii) relatively less sophisticated technological requirements.

         As the cement industry in the PRC matures and demand for higher grade cement increases, the Company believes that there will be a greater shift to rotary kiln technology because vertical kilns are not expected to be able to satisfy significantly increased demand.

Rotary kiln technology is able to use the "wet process", "dry process" or a combination for the production of cement. Rotary kilns can be built to any desired capacity and are capable to replace multiple vertical kilns with a single production line. It is uncertain how long it will be before vertical kilns are replaced by more technologically modern kilns, such as rotary kilns. Factors which limit the shift to rotary kiln technology include the difficulty in obtaining the necessary capital to acquire rotary kiln technology and equipment, the paucity of technical expertise in the PRC necessary to operate and maintain rotary kilns, and the poor infrastructure in the PRC which inhibits the ability to distribute the volume of products necessary to justify the higher investment. The Company believes that vertical kilns will most likely continue to be used in the PRC for the foreseeable future.

         Cement in the PRC is categorized on the basis of its compressive strength so that, for example, #425 cement has a minimum strength of 425kg/cm2. The common grades of cement include #325, #425, #525 and #625. In the PRC: #325 is commonly used for basic construction with long fixation periods and minimal weight requirements, such as plastering; #425 is commonly used for buildings of up to 20 to 30 stories (depending on each building's specifications); bridges and city roads; #525 is commonly used for infrastructure projects, such as airports, railways and highways and for buildings requiring stronger cement than #425; and #625 is commonly used for specialized purposes such as providing support for certain structures such as power plants and where extremely quick fixation times are necessary. The term "higher grades of cement" generally refer to grades for #425 cement or above.

         Vertical kiln technology is employed by Min You and only cement #325 is produced there.

Cement Customers

         All cement production by Min You at the Cangzhou Factory is #325 cement, accounting for 100% of the cement sales in Fiscal 1995. Products are primarily sold to over 5 distributors (approximately 50% of the cement sales in Fiscal 1995). The balance of sales are made directly to end-users, such as framers or small-size developers located in the Hebei Province, PRC. In 1995, NamDaguang No. 1 Building Materials Company, Limited was the largest customer of Min You, representing approximately 23% of total cement sales. However, the amount of sales to each customer may vary from quarter to quarter depending upon the customer's particular construction activities or, in case of distributors, those of its customers. Min You has resisted entering into fixed price sales contracts due to its expectation that cement prices will continue to escalate for as long as demand exceeds supply.

Real Estate

         The apartment building operated by the Company is located within the Central Lonsdale area of the City of North Vancouver, British Columbia. Developments in the immediate area consist primarily of low to medium density residential units, with commercial development focused along Lonsdale Avenue to the west and the more prominent cross streets such as 13th

Street and 15th Street. Loins Gate Hospital, a principal medical facility, is located just north of the apartment building at the intersection of East 13th Street and St. George Avenue.

         The Central Lonsdale corridor serves as the primary commercial centre for the city and the surrounding areas of North Vancouver. Residential development in the surrounding areas consist of a variety of 3-story rental and strata tiled apartments, plus lower density townhouse developments. The area also has signs of higher density development spotted throughout the area.

         Thus, the apartment building is located within a desirable and stable multiple residential oriented neighborhood, located in close proximity to local retail, recreational and public amenities.

         The following information has been extracted from the Canada Mortgage Housing Corporation's ("CMHC") Vancouver CMA Rental Market Report.

                                  VACANCY RATES


    REGION                           10/94                             10/95
- -------------                    -------------                      ----------
City of North                        0.5%                               0.2%
Vancouver

District of North                    0.4%                               0.5%
Vancouver

Metro Vancouver                      0.8%                               1.2%

                             APARTMENT RENTAL RATES

City of North Vancouver                   10/94                         10/95
- -----------------------                   -----                         -----
Bachelor                                 CDN$523                       CDN$552

One Bedroom                              CDN$650                       CDN$661

Two Bedroom                              CDN$779                       CDN$798

         The apartment building improvements in North Vancouver consist of a three story wood frame rental apartment building constructed in the late 1960's. The building has a below grade basement containing the mechanical rooms, various storage rooms, workshops and recreational areas.

         The apartment building has a total of 60 suites consisting of one bachelor suite, 38 one bedroom suites and 21 two bedroom suites. Twelve of the two bedroom suites located on the corners of the building offer wood burning fireplaces. The suites are generally larger than average and on the whole, have been well maintained. General finishing details include hardwood floors or wall-to-wall carpeting with vinyl flooring in the kitchens and bathrooms, adequate cabinet/counter space in the kitchens with two appliances, partly tiled shower surrounds in the bathrooms and covered balconies or patios.

         Paved open parking for 60 vehicles is provided at the rear of the apartment building. Access/egress is available by a paved rear service lane off St. Andrews Avenue.

         Overall, the property provides well maintained rental accommodations, consistent with the quality of other projects located within the general area. The roof was replaced in 1992. Since then, there has been no major upgrading, but day to day maintenance as required.

Market Rental Rates:
- --------------------

         The current monthly rents* are as follows:

         SUITE TYPE              MONTHLY RENT

         Bachelor                CDN$540
         One Bedroom             CDN$600-$665
         Two Bedroom             CDN$745-$800


         -------------------
         *  Rent includes heat, hot water, parking and cablevision.

         By way of comparison, average apartment rents in the City of North Vancouver and surrounding District of North Vancouver were as follows, based on the CMHC Rental Market Survey:

         CMHC Rental Market Survey

         October 1995                   Bachelor     1Bdrm      2Bdrm
         ------------                   --------     -----      -----

         City of North Vanouver         CDN$552      $661     CDN$798
         District of North Vancouver    CDN$600      $679     CDN$887


         The above survey would tend to support the conclusion that the monthly rents within the subject are reasonably in line with market rents, taking into account the size and condition of the units plus the inclusions in the monthly rent.

Employees

         The Company currently employs approximately 146 persons, 4 of whom are in management, 2 of whom oversee operation of the apartment building in North Vancouver, British Columbia and 140 of whom are employed full time at Min You (29 of such employees are in management). Pursuant to the articles of association governing the activities of Min You pursuant to the laws of Hong Kong, the employees at such factory have established a trade union to protect the rights of the employees. The Company believes that its relationship with its employees at Min You are good and that establishment of the trade union facilitates the fulfillment of the economic goals of Min You and provides effective assistance in resolution through mediation of disputes between those employees in management of Min You and the other employees at the factory.

Government Regulation

         The Company is not aware of any governmental regulations in the United States which materially adversely affect its business or operations in the United States. The Company's participation in operation of Min You is subject to significant governmental regulation in Hong Kong and the Company believes it is in compliance with such regulations to the extent the same are applicable to the Company.

Item 2. Description of Property

         The apartment building which the Company operates in Vancouver is composed of 60 individual residential units in a three story frame building situated at the corner of East 12th Street and St. Andrews Avenue in North Vancouver, British Columbia, Canada. The apartment building consists of approximately 57,340 square feet and is situated on approximately 1.109 acres of land. The apartment building is owned by the Company, subject to first and second mortgages. The land underlying the apartment building is leased pursuant to a lease which terminates on May 31, 2032, subject to earlier termination in certain circumstances. The annual lease cost for the land is fixed at CDN$110,000 (US$80,321) until the year 2010, after which time it will be renegotiated for the remaining term.

Item 3. Legal Proceedings

         The Company is not a party to any pending or ongoing litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         During the quarter ended December 31, 1995, no matters were placed before the stockholders of the Company for consideration.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is currently quoted on the Nasdaq OTC Electronic Bulletin Board. The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods such securities have been reported on the Nasdaq OTC Electronic Bulletin Board. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                      Common Stock
                                     ---------------------------------------
                                             Bid ($)             Asked ($)
                                     -------------------    ----------------
             Period of Quotation       High       Low        High       Low
         ------------------------    ------     -------     ------     -----

Fiscal 1994:    First Quarter          *          *            *          *
- -----------
                Second Quarter       1/100      1/200         1/10       1/20

                Third Quarter         1/50      1/100         1/10       1/10

                Fourth Quarter       1/100     1/10000        1/10       1/10

Fiscal 1995:    First Quarter          5         1/8           8          5
- -----------
                Second Quarter         8          2          11-3/4       4

                Third Quarter        9-3/8      4-3/4        13-1/4     8-1/2

                Fourth Quarter       9-1/2        1            15       5-7/8
- --------------------

* The Company's Common Stock commenced quotation on the Nasdaq OTC Electronic Bulletin Board (the "Bulletin Board") in March 1994. Prior thereto, the Common Stock was quoted in the so-called "Pink Sheets" issued by the National Quotation Bureau. Information relating to that period of time that the Company's Common Stock has been quoted on the Bulletin Board, was received from NASDAQ Market Research. Information relating to the prior period was provided by the National Quotation Bureau.

         As of June 14, 1996, there were approximately 1,370 holders of record of the Common Stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the Common Stock. The Company believes, based upon security positions listings, that there are more than 1200 beneficial owners of the Common Stock. The closing bid and asked prices of the Common Stock as reported on the Nasdaq OTC Electronic Bulletin Board on June 14, 1996 were: US$3.25 and US$4.50 per share of Common Stock, respectively. As of June 14, 1996, there were 10,959,542 shares of Common Stock outstanding.

         The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

Item 6. Selected Financial Data

         The selected financial data set forth below for the four and three years, respectively, ended December 31, 1995 have been derived from the Consolidated Financial Statements of the Company included elsewhere herein and should be read in conjunction with such financial statements (including the notes thereto) and with Management's Discussion and Analysis of Results of Operations and Financial Condition, also included elsewhere herein.


                                                            Year Ended December 31,
                                  -----------------------------------------------------------------------
Statement of Operations Data:*           1995               1994                1993             1992
                                  -----------------------------------------------------------------------

Revenues................           $   633,574     $   333,319            $336,377             $320,514
Land Lease..............                80,321          80,533              83,226               83,226
Interest on long-term debt              89,650          79,165             115,912              119,434
Depreciation............                43,573          46,442              47,801               49,233
Administrative expenses.               185,712         150,017              89,438               68,621
Net income (loss).......            (1,972,726)        (22,838)            (43,822)             (42,580)
Net income (loss) per share             (0.190)         (0.021)             (0.167)              (0.162)
Weighted average number of
  shares outstanding....            10,624,064       1,108,037             262,149              262,149

- ----------------------------

* Operating results are presented for only the past four years since these are the only years for which the Company has Consolidated Financial Statements.




                                                                   As of December 31,
                                          -------------------------------------------------------------
Balance Sheet Data:*                                1995                  1994                 1993
                                          -------------------------------------------------------------

Working capital..................             $    41,985            $    85,182          $   336,377
Total Assets.....................               1,723,856              1,129,696              988,256
Total Liabilities................               1,765,841              1,132,568            1,188,290
Stockholders' Equity (Deficit)...                 (41,985)               (2,872)             (200,034)

- -------------------------

* Balance sheet figures are presented for only the past three years since these are the only years for which the Company has Consolidated Balance Sheets.


         No dividends were paid or declared during the five years ended December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company was originally incorporated in 1958, and until June 1994, had been engaged in businesses other than those it presently operates, or, since its April 1992 emergence from reorganization under Chapter 11 of the U.S. Bankruptcy code, had been inactive.

         In June 1994, the Company (which was operating under the name Alpine) completed the acquisition of and merger with Vancouver Hong Kong, pursuant to which the Company acquired 100 percent of the ownership of Vancouver Hong Kong in exchange for the issuance of 258,943 shares of Common Stock and 258,943 Warrants exercisable through September 2, 1999 at a price of US$3.20 per share. Concurrently, the Company issued 37,500 shares of common stock, 37,500 Warrants exercisable through September 2, 1999 and received cash proceeds of US$120,000. The foregoing share and per share numbers reflect the effects of a one-for-four and a one-for-ten reverse stock split undertaken by the Company subsequent to the acquisition of Vancouver Hong Kong.

         The Company's acquisition of Vancouver Hong Kong was accounted for as a reverse acquisition. As a result, for accounting purposes, Vancouver Hong Kong was deemed to have acquired the Company, and is the continuing accounting entity. Therefore, the results of operations and cash flows presented in the accompanying consolidated financial statements for the periods prior to June 1994 are those of Vancouver Hong Kong.

         Vancouver Hong Kong owns and operates an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. As described in Note 1 of the Notes to the Consolidated Financial Statements, in January 1995, the Company acquired from Fai Chan (an officer, director and principal stockholder of the Company) the ownership of 100% of the common stock of Asia and Asia's wholly-owned subsidiaries, China and Light. Light, through its subsidiary Min You, obtained the right to acquire the use, for a period of five years commencing January 1, 1995, of a production line at Min You in the PRC. Min You was entitled to lease the production line for five years by expending Renmibi ("RMB"), the currency of the PRC, RMB1.2 million on the expansion and modernization of Min You. The option was exercised and the required RMB1.2 million was expended in fiscal 1995, and beginning in June 1995 the Company's operations included a second business segment, the production and sale of cement.

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 increased to US$633,574 from US$333,319 for the year ended December 31, 1994, principally the result of the revenues derived in the second half of fiscal 1995 from the Company's cement operation.

         The Company's net loss for fiscal 1995 was US$1,972,726, a change of US$2,000,041 compared to net income of US$27,315 for fiscal 1994. The increase in the net loss was due to: (i) the operating loss for the cement segment; and
(ii) higher general corporate expenses. The following table sets forth the components of the fiscal 1995 and 1994 net losses:


                                                  1995                  1994
                                             -------------         -----------
         Operating Profit (Loss)
             Rental Operations                $   110,608             $125,119
             Cement Operations                   (75,107)                   --
             Investments                         (52,612)                   --
             General Corporate Expenses       (1,833,233)             (18,639)
             Interest Expense                   (105,435)             (79,165)
                                             -----------             --------
                                             $(1,955,779)             $ 27,315
                                             ===========              ========


         The operating profit for the Company's North Vancouver, British Columbia property decreased by US$14,511 due to increased operating costs.

         The Company's cement operations incurred an operating loss of US$75,107 in fiscal 1995, comprised of the following:


                  Sales                            $ 278,622
                  Cost of Sales                    (235,711)
                  Rental                            (14,418)
                  Salaries                          (11,185)
                  Bad Debts                         (48,420)
                  Other                             (43,995)
                                                  ---------
                                                  $ (75,107)
                                                  =========


         For the months of June through December 1995, the leased production line operated at less than full capacity while the modernization of the Cangzhou Factory was completed. As a result, Min You's sales and gross profit margin in 1995 were lower than the levels management believes can be achieved under normal operating conditions. Management believes that under normal operating conditions, Min You's sales and gross profit margin should be sufficient to recover its other operating costs.

         During fiscal 1995 the Company purchased shares of the common stock of three companies traded on the Stock Exchange of Hong Kong Limited. As of December 31, 1995, the quoted market price of the shares are, in the aggregate, US$43,941 less than their initial costs. The securities are classified as available for sale and, accordingly, the decline in their market value has been charged directly to stockholders' equity as a separate component thereof.

         General corporate expenses increased in fiscal 1995 by US$1,814,594 as the result of consulting fees of US$1,620,433, and a US$110,251 increase in legal, professional and audit fees. The consulting fees relate to an agreement the Company entered into in June 1995 for investor relations and financial advisory services (see Note 7 of the Notes to the Consolidated Financial Statements). Legal and professional fees increased in fiscal 1995 for expenses related to the Company's commencement of new business activities through investments in the PRC.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         The Company's operations during fiscal 1994 and fiscal 1993 were comprised solely of the operation of the North Vancouver, British Columbia, property. Net income for fiscal 1994 of US$27,315 represented a US$71,137 change from the fiscal 1993 net loss of US$43,822 due to a decrease in interest expense, which resulted from the amortization of the mortgage principal and a decline in interest rates and a foreign exchange gain. Revenues and expenses other than interest expense, did not fluctuate significantly between fiscal 1994 and fiscal 1993.

Liquidity and Capital Resources

         Operating cash flows for fiscal 1995 were a negative US$365,018, due principally to the operations of the company's cement production segment. The Company financed the negative fiscal 1995 operating cash flow from: (i) cash on hand at the end of fiscal 1995 of US$191,731; (ii) proceeds of US$334,540 obtained from margin and other short-term borrowings; and (iii) US$300,000 obtained from the sale of shares of its common stock. The cash on hand at the end of fiscal 1994 was the result of the sale of shares of common stock during fiscal 1994 for proceeds of US$220,000.

         As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's operating losses and net asset deficiency raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

         A significant portion of the Company's current operations are conducted in the PRC and its expenses are paid and revenues received in RMB. Prior to 1994, the foreign currency exchange system in the PRC functioned as a two-tiered system with different effective exchange rates for the purchase or sale of RMB. Reforms enacted in 1994 have had the effect of essentially replacing the two-tiered system with a single exchange system which functions on exchange rates for the RMB against the Hong Kong Dollar, and against other major currencies, set by the People's Bank of China on the basis of inter-bank exchange rates.

         Additionally, prior to 1994, there was significant volatility in the exchange rate between the RMB and the Hong Kong Dollar. The exchange rate between the RMB and the Hong Kong Dollar has been relatively stable since 1994, and the PRC government has stated its intentions to intervene, when necessary, to maintain such stability. However, there can be no assurance that such support will in fact occur, or that the exchange rate will not fluctuate and cause a loss in the value of the RMB.

Item 8. Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Changes in Stockholder's Equity (Deficit)      F-5

Consolidated Statements of Cash Flows                                     F-6

Notes to the Consolidated Financial Statements                            F-7

                         REPORT OF INDEPENDENT AUDITORS



To the shareholders and
Board of Directors of
Heng Fai China Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Heng Fai China Industries, Inc. (the "Company") and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Heng Fai China Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring loss from operations and deficiency in net tangible assets raise doubt about its ability to continue as a going concern.The financial support from the shareholder is described in Note 2.


/s/Deloitte & Touche
- --------------------
   Deloitte & Touche
   Hong Kong

                        HENG FAI CHINA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)


                                                                         As at                     As at
                                                   Notes           December 31, 1995         December 31, 1994
                                                  ------           -----------------         -----------------


CURRENT ASSETS
  Cash and cash equivalents                                         $    55,001               $   191,731
    Available-for-sale securities                     4                 480,835                        --
    Accounts receivable                                                  29,307                     2,231
    Prepaid and other current assets                                     31,365                     2,024
    Inventories                                       5                 154,370                        --
                                                                        -------                 ---------
                                                                        750,878                   195,986
PROPERTY, net                                         6                 857,548                   933,710
PREPAID RENTAL                                        1                 115,430                        --
                                                                        -------                 ---------
         Total Assets                                               $ 1,723,856                $1,129,696
                                                                    ===========                ==========

CURRENT LIABILITIES
    Accounts payable                                                    165,652                    20,545
    Short-term borrowings                             8                  60,120                        --
    Margin loan payable                               9                 274,420                        --
    Interest payable                                                     32,983                    19,733
    Security deposits payable                                            10,095                    11,071
    Accrued expenses                                                    116,718                        --
    Unearned rent                                                            --                    12,053
    Due to related parties                           10                  22,005                    32,617
    Current portion of mortgage                      11                  17,325                    14,785
                                                                         ------                  --------
                                                                        699,318                   110,804
LONG-TERM LIABILITIES
    Mortgages payable                                11                 975,108                   971,611
    Long-term payable                                 1                  91,415                        --
                                                                         ------                 ---------
         Total liabilities                                            1,765,841                 1,082,415
                                                                     ----------                 ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $10 par value,
         500,000 shares authorized, none issued                             --                        --
    Common Stock, $.01 par value,
         30,000,000 shares authorized
         10,859,542 and 10,384,542 shares issued
         and outstanding                             12                108,595                   103,845
    Contributed surplus                              12               2,812,546                   193,296
    Unrealized loss on available-for-sale securities  4                (43,941)                       --
    Cumulative exchange adjustments                                      6,968                        --
    Accumulated deficit                                             (2,222,586)                 (249,860)
                                                                    ----------                ----------
                                                                       661,582                    47,281
    Common stock issued for consulting services
         to be received                               7               (703,567)                       --
                                                                     ----------               ----------
         Total stockholders' equity (deficit)                          (41,985)                   47,281
                                                                    ------------              ----------
Total liabilities and stockholders' equity (deficit)                $ 1,723,856               $1,129,696
                                                                     ===========               ==========



        See accompanying notes to the Consolidated Financial Statements.

                        HENG FAI CHINA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (United States Dollars)

                                                                                     Year Ended December 31,
                                                                           --------------------------------------------
                                                       Notes                    1995             1994            1993
                                                       -----                    ----             ----            ----
Revenues
    Rental income                                                         $    347,034         $327,381       $ 333,654
    Sales of cement                                                            278,622               --              --
    Interest and other income                                                    7,918            5,938           2,723
                                                                           -----------         --------        --------
         Total Revenues                                                        633,574          333,319         336,377
                                                                           -----------         --------        --------
Expenses
    Cost of Sales of Cement                                                    235,711               --              --
    Bad Debts                                                                   48,420               --              --
    Machinery lease rental                                1                     28,570               --              --
    Depreciation                                                                43,573           46,442          47,801
    Legal and professional expenses                                            133,101           22,350           9,946
    Consulting fees                                       7                  1,620,433               --              --
    Interest on long-term debt                                                  89,650               --              --
    Interest on short-term debt                                                 15,785           79,165         115,912
    Utilities                                                                   41,871           43,995          43,818
    Foreign exchange loss (gain)                                                12,025         (50,153)              --
    Land lease                                                                  80,321           80,533          83,226
    Real estate management fees                                                 15,845           12,373          11,916
    Travelling                                                                  38,336               --              --
    Other operating and administrative expenses                                185,712           71,299          67,580
                                                                         -------------        ---------      ----------
         Total expenses                                                      2,589,353          306,004         380,199
                                                                           -----------          -------         -------

Net (loss) income before income taxes                                      (1,955,779)           27,315        (43,822)
                                                                           -----------          -------        --------

Provision for income taxes                                13                    16,947               --              --
                                                                         -------------      -----------
Net (loss) income                                                         $(1,972,726)         $ 27,315       $(43,822)
                                                                          ------------         --------       ---------

Net (loss) income per share                                                     $(.19)             $.02          $(.17)
                                                                                ======             ====          ======

Weighted average number of shares of
  common stock outstanding                                                  10,624,064        1,108,037         262,149
                                                                            ==========        =========         =======

        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                             Years ended December 31
                             (United States Dollars)



                                            Common Stock
                                             Number of                   Contributed    Accumulated
                                              Shares           Amount     Surplus        Deficit
                                           ---------------  ----------  ------------   ------------
    At December 31, 1993                   3,335,820         $167,000 $ 1,435,000   $(1,602,000)

   Elimination of deficit
     and net assets at date
     of acquisition                               --               --  (1,602,000)      1,602,000
                                          ----------        ---------  -----------    -------------
                                           3,335,820          167,000    (167,000)            --
    Issued to effect the
     acquisition of
     Vancouver Hong
     Kong (Note 1)                        10,357,700          517,885    (440,744)     (277,175)

    Issued for cash
      (Note 1)                             1,500,000           75,000      45,000             --
                                          ----------        --------- -------------  --------------
                                          15,193,520          759,885   (562,744)      (277,175)

    Reverse stock split
     (Note 12b)                          (11,395,140)        (569,757)     569,757            --
                                          ----------         --------  ------------  --------------
                                           3,798,380          190,128       7,013      (277,175)

    Reverse stock split
     (Note 12c)                           (3,413,838)        (186,283)     186,283            --
                                          ---------          --------  ------------  --------------
                                             384,542            3,845     193,296      (277,175)

    Private placement
     (Note 12d)                           10,000,000          100,000          --             --
                                          ----------        -----------------------  --------------
                                          10,384,542          103,845     193,296      (277,175)
    Net income                                    --               --          --         27,315
                                          -----------       -----------------------  --------------

    At December 31, 1994                  10,384,542          103,845     193,296      (249,860)

    Issued to effect the
     Consulting
     Agreement (Note
     12e) (Note 7)                           400,000            4,000   2,320,000             --

    Amortization of
     consulting fees                              --               --          --             --
                                          ----------       ---------- -------------   ------------
                                          10,784,542          107,845   2,513,296      (249,860)
    Private placement
     (Note 12f)                               75,000              750     299,250             --
                                          ----------       ---------- -------------   ------------
                                          10,859,542          108,595   2,812,546      (249,860)
    Foreign exchange
     translation
     adjustments                                  --               --          --             --

    Net loss                                      --               --          --     (1,972,726)
                                         -----------     ------------------------    -----------
                                          10,859,542          108,595   2,812,546     (2,222,586)
    Unrealized loss on                                             --          --             --
     securities available
     for-sale                                     --               --          --             --
                                         -----------        ---------  ----------   ------------

    At December 31, 1995                  10,859,542        $ 108,595  $2,812,546   $ (2,222,586)
                                          ==========        =========  ==========   ============

                                Common Stock     Unrealized
                                 Issued for       Loss on
                                 Consulting      Available   Cumulative
                               Services to be     for-Sale    Exchange
                                 Received        Securities  Adjustments    Total
                               ---------------  ------------ -----------  --------
    At December 31, 1993           $--             $--        $   --         $--

   Elimination of deficit
     and net assets at date
     of acquisition                 --               --           --          --
                              --------          --------    --------    --------
                                    --               --           --          --
    Issued to effect the
     acquisition of
     Vancouver Hong
     Kong (Note 1)                  --               --           --   (200,034)

    Issued for cash                 --               --           --     120,000
      (Note 1)                --------   -     --------     --------    --------
                                    --               --           --    (80,034)

    Reverse stock split             --               --           --         --
     (Note 12b)               --------         --------     --------    -------
                                    --               --           --    (80,034)

    Reverse stock split             --               --           --          --
     (Note 12c)               --------         --------     --------    --------
                                    --               --           --    (80,034)

    Private placement               --               --           --     100,000
     (Note 12d)               --------         --------     --------   ---------
                                    --               --          --       19,966

                                    --               --          --       27,315
    Net income                --------         --------     --------   ---------

                                    --               --          --       47,281
    At December 31, 1994    (2,324,000)              --          --           --

    Issued to effect the
     Consulting
     Agreement (Note
     12e) (Note 7)

    Amortization of
     consulting fees         1,620,433                --          --   1,620,433
                            ----------         ---------    --------   ---------

    Private placement         (703,567)               --          --   1,667,714
     (Note 12f)                     --                --          --     300,000
                            ----------         ---------    --------   ---------
                              (703,567)               --          --   1,967,714


    Foreign exchange
     translation                    --                --     6,968         6,968
     adjustments                    --                --          -- (1,972,726)
                            ----------         ---------   --------- -----------

  Net loss                  (703,567)               --       6,968       1,956

    Unrealized loss on
     securities available

     for-sale                       --           (43,941)         --    (43,941)
                            ----------        ----------   --------- -----------


    At December 31, 1995    $ (703,567)         $(43,941)     $6,968  $ (41,985)
                            ==========          ========      ======  ==========


        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (United States Dollars)

                                                                                       Year ended December 31,
                                                                             -----------------------------------------
                                                                              1995              1994           1993
                                                                             ----------     -----------    -----------

    CASH FLOW FROM OPERATING ACTIVITIES
        Net (loss) gain                                                  $(1,972,726)          $ 27,315      $(43,822)
        Adjustments to reconcile net (loss) gain to net cash
        (used in) provided by operating activities:
             Depreciation and amortization                                    43,573            46,442         48,351
             Consulting fees                                               1,620,433                --             --
             Changes in working capital components:
                 Accounts receivable                                        (27,024)           (2,002)          (228)
                 Prepaid and other current assets                           (29,293)             (166)        (1,239)
                 Inventories                                                (62,955)                --             --
                 Accounts payable                                            164,646          (13,510)         12,634
                 Interest payable                                             12,490             4,902         10,290
                 Security deposits payable                                   (1,208)             (538)            974
                 Other payable                                               116,327                --             --
                 Unearned rent                                              (12,053)            12,053             --
                 Due to related parties                                     (10,383)          (32,617)       (11,101)
                 Exchange difference                                              --          (60,717)             --
                 Prepaid rental                                            (115,430)                --             --
                                                                        -----------        -----------    -----------
    Net cash (used in) provided by operating activities                    (273,603)          (18,838)         15,859

    CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of available-for-sale securities                          (480,835)                --             --
                                                                        -----------        -----------    -----------
    Net cash used in investing activities                                  (480,835)                --             --

    CASH FLOW FROM FINANCING ACTIVITIES
        Capital stock issued for cash                                        300,000           220,000             --
        Margin loan payable                                                  274,420                --             --
        Short-term loan                                                       60,120                --             --
        Repayment of  mortgage                                              (16,832)          (15,449)       (12,522)
                                                                            --------        ----------    -----------
    Net cash provided by (used-in) financing activities                      617,708           204,551       (12,522)

    Net (decrease) increase in cash and cash equivalents                   (136,730)           185,713          3,337

    Cash and cash equivalents:
        Beginning of the period                                              191,731             6,018          2,681
                                                                          ----------         ---------      ---------
        End of the period                                                 $   55,001          $191,731      $   6,018
                                                                          ==========          ========      =========

    Cash paid during the year for:
        Interest                                                          $   89,650           $84,399       $103,753
        Income taxes                                                              --                --             --

    Non-cash financing activities:
        Issuance of common stock for consultancy services                 $2,324,000                --             --
        Inventories (see Note 1)                                             $91,415                --             --


        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)



1. ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

         In June 1994, Heng Fai China Industries, Inc., then known as Alpine International Corporation ("Alpine") entered into a business combination with Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of common stock (the "Common Stock") and 10,357,700 common stock purchase warrants (the "Warrants") of Alpine. As a part of the business combination a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of Common Stock and 1,500,000 common stock purchase warrants for an aggregate of US$120,000 in cash. The foregoing share numbers are before the effects of the Company's subsequent one-for-four reverse stock split and a one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition. Subsequent to the business combination the name of the legal parent Alpine was changed to Heng Fai China Industries Inc. (the "Company").

         On January 9, 1995, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the common stock of Heng Fai China & Asia Industries, Limited ("Asia") in exchange for nominal consideration. Asia's wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"), had options to acquire lease interests or ownership interests in an operating joint venture with independent parties to manufacture cement in the People's Republic of China (the "PRC"). Asia, China and Light did not have any material assets and liabilities at the time of this acquisition by the Company.

         Light, through its wholly-owned subsidiary, Cangzhou Min You Cement Company Limited (formerly known as Cangzhou Citizen Cement Product Co., Ltd. and referred to hereinafter as "Min You") exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"). Min You was entitled to lease the production line for five years for a rental of RMB1.2 million (US$144,288) payable through expenditures to renovate and modernize Min You. The expenditures were made in fiscal 1995 and the resulting prepaid rental is being amortized over the five year term of the lease. Amortization was US$28,750 for fiscal 1995. At the initiation of the Cangzhou Factory lease, the lessor furnished Min You with certain raw materials and finished goods for US$91,415, which amount is payable, without interest, at the expiration of the lease in December 1999.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         In addition to the foregoing option, China had an option to acquire an interest in a joint venture, the Cangzhou Jiuhe Cement Co., Ltd. ("Jiuhe"), which would acquire the use of the existing facilities of the Qingxian Cement Factory for 30 years. In exchange for contributing RMB17 million (US$2,043,000) for the expansion and modernization of the existing factory, China would be entitled to 100% of the profits of the joint venture until China recovered its contribution, and thereafter 70% of the profits of the joint venture. The control of Jiuhe would be shared by China and the PRC government, which would contribute a 30 year lease on the existing facilities for its interest. The assets of the joint venture would revert to the PRC government at the termination of the joint venture. China did not exercise the option, which expired in fiscal 1995.

         China also had an option to acquire an interest in a joint venture, the Hebei Iron Lion Cement Co., Ltd. ("Hebei"), which would acquire the use of the existing facilities of the Hebei Cangzhou Area Construction Materials Factory for 30 years. In exchange for contributing RMB70 million (US$8,190,000) for the expansion and modernization of the existing factory, China would be entitled to 100% of the profits of the joint venture until China recovered its contribution, and thereafter 52% of the profits of the joint venture. The control of Hebei would be shared by China and the PRC government, which would contribute a 30 year lease on the existing facilities for its interest. The assets of the joint venture would revert to the PRC government at the termination of the joint venture. China did not exercise the option, which expired in fiscal 1995.

         Since the conditions of the joint venture contracts for Jiuhe and Hebei have not been fulfilled, the contracts signed lapsed in accordance with the PRC Joint Venture Law and regulations. Based on advice from the Company's PRC legal adviser, the Company does not anticipate any further liabilities, including legal and financial liabilities arising from the lapse of the option and joint venture contracts signed for Jiuhe and Hebei.

2. CONTINUING OPERATIONS

         These consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has a deficiency in net tangible assets. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder who has signed a letter of financial support to the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following sets forth the significant accounting principles utilized in the preparation of the consolidated financial statements:

         Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The Company holds certain investments in marketable equity securities, which are carried at fair value. Future changes in the market value of these securities could materially affect the Company's financial position.

         Risks of concentration -- As discussed in Note 1, the Company's operations are comprised principally of the operation of a rental property in North Vancouver, British Columbia, and of a cement production operation in the PRC. As a result, changes in the economic environment in which either of these operations exist, including changes in the cost or availability of labor or materials, could have a material impact on the Company. See Note 14 for information on the geographic location of the Company's accounts.

         Principles of consolidation -- The consolidated financial statements include the accounts of Heng Fai China Industries, Inc. and all significant subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Cash and cash equivalents -- Cash and cash equivalents include cash on hand and short-term bank deposits.

         Inventories -- Inventories relating to the Company's cement operations are stated at the lower of cost (determined by the weighted average method) or market. Cost includes material and conversion cost.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         Investment securities -- The Company has classified the marketable equity securities it holds as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

         Depreciation and amortization of building and leasehold improvements -- Building and leasehold improvements are recorded at cost and depreciation is provided as follows:


   Building                        5% declining balance

   Leasehold improvements          amortized over the term of the lease which
                                   expires May 31, 2032 using the straight line method


         Foreign currency translation -- Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenue and expenses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Where the U.S. dollar is the functional currency, the financial statements of international subsidiaries are translated at historical rates and translation adjustments are recorded in income.

         Revenue recognition -- Sales of cement are recognized when merchandise is shipped and title passes to the customer. Rental income is recognized on a straight-line basis over the periods of the leases.

         Income taxes -- Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provision of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the tax rates expected to be in effect when the related temporary differences reverse.

         Reclassifications -- Certain prior years' amount have been reclassified to conform to current year presentation.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


4. AVAILABLE-FOR-SALE SECURITIES

         The cost and approximate market value of investment securities at December 31 were as follows:


                                      Cost     Gross Unrealized Losses    Estimated Fair Value   Carrying Value
                                   -------     -------------------------  --------------------   --------------

  Corporate equity securities      $524,776            $43,942                  $480,835              $480,835
                                   =========           =======                  ========              ========


         The Company acquired the investment securities for cash financed partially by a margin loan (see Note 9).

         In July 1995, the Company acquired 7,100,000 common stock purchase warrants of Heng Fung Holdings Company Limited ("Heng Fung") in the Hong Kong stock market. These warrants were exercised to acquire 7,100,000 shares of common stock of Heng Fung, and the Company acquired an additional 392,000 shares of common stock of Heng Fung during the third quarter of fiscal 1995. The shareholding represents 2.7 percent of the total outstanding shares of common stock of Heng Fung (see Note 10 below).

         In July 1995, the Company began acquiring shares of common stock of Shun Cheong Holdings Limited ("Shun Cheong") in the Hong Kong stock market. At December 31, 1995, the Company held 754,000 shares of common stock of Shun Cheong, which represents 0.3 percent of the total outstanding shares of common stock of Shun Cheong.

         In October 1995, the Company began acquiring shares of common stock of Lippo Limited ("Lippo") in the stock market. At December 31, 1995, the Company held 20,000 shares of common stock of Lippo, which represents less than 0.1 percent of the total outstanding shares of common stock of Lippo.

         The common stock of Heng Fung, Shun Cheong and Lippo are not subject to any contractual or statutory resale restrictions and any portion of these stocks can be reasonably expected to qualify for sale within one year.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


5. INVENTORIES

   Inventories by major categories are summarized as follows:


                                               1995
                                              -----

    Raw Materials and supplies             $  67,253
    Work-in-progress                          67,591
    Finished goods                            19,526
                                           ---------
        Total inventories                   $154,370


6. PROPERTY

   The components of property at December 31, are as follows:


                                                        1995             1994
                                                        ----            ------

     Building                                      $  722,538        $  722,538
     Leasehold improvements                           548,333           580,922
                                                   ----------        ----------
         Total                                      1,270,871         1,303,460

         Less: accumulated depreciation and
               amortization                           413,323           369,750
                                                   ----------        ----------
                                                   $  857,548        $  933,710
                                                   ==========        ==========

         All premises and equipment are pledged to secure banking facilities extended to the Company (see Note 11).

7. DEFERRED EXPENDITURE

         In June 1995, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of Common Stock; and (b) is obligated to issue to the consultant 20,000 shares of Common Stock each month during the term of the agreement.

         The value attributable to the 260,000 shares of Common Stock initially issued to the consultant pursuant to the consulting agreement, $1,510,600, has been capitalized and is being

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


amortized over the 12 month term of the consulting agreement. The value attributable to the shares of Common Stock being issued on a monthly basis is being charged to expenses as such shares of Common Stock are issued. The unamortized portion of the amount recorded for the 260,000 shares of Common Stock initially issued is presented as a reduction of shareholders' equity.

8. SHORT-TERM BORROWINGS

         Short-term borrowings at December 31, 1995 represent bank overdrafts on which the Company pays interest based on the "best lending" rate in the PRC. The effective interest rate at December 31, 1995 was 14.42%.

9. MARGIN LOAN PAYABLE

         The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of $480,835. The loan is repayable on demand and bears interest at Hong Kong best lending rate (8.75% at December 31, 1995) plus 3.5 per cent per annum.

10. RELATED PARTY TRANSACTIONS

         (a) The second mortgage of $87,623 (1994: $85,604) and related interest payable of $27,743 (1994: $16,293) are payable to the Silverstein Foundation, Inc., a Panama company, in which Fai Chan's children have beneficial ownership interests. The related interest expense was $11,066 (1994: $9,463, 1993:
$9,076).

         (b) Due to related parties includes amounts owed to directors and parties related to them. These amounts are unsecured, interest-free and repayable on demand.

         (c) Cash and cash equivalents include $704 (1994: $54,698) held on deposit at American Pacific Bank. Certain of the officers and/or directors of such bank are also officers and/or directors of the Company.

         (d) The Company owns 7,492,000 shares (2.7 percent) of the outstanding common stock of Heng Fung (see Note 4). Fai H. Chan and Robert H. Trapp, directors of Heng Fung, are also officers, directors and/or stockholders of the Company.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         (e) Prepaid and other current assets include $11,639 due from related companies owned and controlled by certain directors of the Company. Such amount is unsecured, interest-free and repayable on demand.

11. MORTGAGES PAYABLE


                                                                                      1995              1994
                                                                                 -------------     -------------
  First mortgage, principal due monthly through June 15, 1998  with
      fixed interest at 8.75%.                                                      $904,810          $900,792
  Second mortgage, principal due September 1, 1997 with variable
      interest at Canadian prime plus 4% (11.5% as at December 31, 1995)              87,623            85,604
                                                                                    --------         ---------
                                                                                     992,433           986,396
  Less:  Current portion                                                              17,325            14,785
                                                                                    --------         ---------
                                                                                    $975,108          $971,611
                                                                                    ========          ========


         The mortgages are denominated in Canadian dollars. Principal repayments required in each of the next five years are as follows:


  1996                                       $  17,325
  1997                                         106,526
  1998                                         868,582
  1999 and after                                    --
                                           -----------
                                              $992,433
                                           ===========

         The Company has pledged property and premises with net book value of $857,548 at December 31, 1995 to secure mortgage loans granted.

12. SHARE CAPITAL

         (a) Authorized share capital consists of 30,000,000 (1994: 10,000,000) shares of Common Stock, par value $0.01, and 500,000 shares of preferred stock, par value $10.00. No shares of preferred stock have been issued.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         In 1994,

         (b) the Company changed its state of incorporation through a merger of the Company with and into its wholly-owned Delaware subsidiary. A reverse stock split of four old shares for one new share effected the merger.

         (c) the Company effected a reverse stock split of ten old shares for one new share.

         (d) the Company issued 10,000,000 shares of Common Stock at $0.01 per share pursuant to a private placement for proceeds of $100,000.

         In 1995,

         (e) the Company issued 400,000 shares of Common Stock at $5.81 per share pursuant to a consulting agreement (see Note 7).

         (f) the Company issued 75,000 shares of Common Stock at $4 per share pursuant to private placements for proceeds of $300,000.

         As of December 31, 1995, there were outstanding Warrants to purchase an aggregate of 296,443 shares of Common Stock, at an exercise price of $3.20 per share through September 2, 1999. No warrants were issued or exercised during the fiscal year 1995.

13. INCOME TAXES

         The fiscal 1995 provision for income taxes consists of current Canadian taxes. There were no deferred taxes in fiscal 1995, or current or deferred taxes in fiscal 1994 or fiscal 1993.

         Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for income tax purposes compared with the respective amounts for financial statement purposes. At December 31, 1995 and 1994, no deferred income tax was recorded because there were no significant temporary differences.

         Under current PRC regulations, Min You receives a full exemption from enterprise income tax for two years starting from the first profitable year, followed by 50% reduction in income taxes for the next three profitable years. In fiscal 1995, Min You reported an operating loss.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


14. SEGMENT INFORMATION

         The following is a summary of information regarding the Company's operations by principal activities for each of the three years ended December 31, 1995:


                                                                    1995
                                      ----------------------------------------------------------------
                                      Rental            Cement         Investment
                                      Income            Sales            Income           Consolidated
                                      ----------------------------------------------------------------

 Revenues                           $347,034          $278,622           $7,918            $633,574
 Income (Loss) from operations       110,608           (75,107)         (52,612)            (17,111)
 General Corporate Expenses               --                --               --          (1,833,233)
 Interest Expense                         --                --               --            (105,435)
                                                                                      ------------
 Loss before income taxes                 --                --               --          (1,955,779)
                                                                                       ===========
 Identifiable assets                 877,265           299,107          492,483           1,668,855
 Corporate assets                         --                --               --              55,001



                                                                    1994
                                      ----------------------------------------------------------------
                                      Rental            Cement         Investment
                                      Income            Sales            Income           Consolidated
                                      ----------------------------------------------------------------

 Revenues                           $327,381                --           $5,938            $333,319
 Income from operations              125,119                --               --             125,119
 General corporate expenses               --                --               --             (18,639)
 Interest expense                         --                --               --             (79,165)
                                                                                           --------
 Profit before income taxes               --                --               --              27,315
                                                                                           ========
 Identifiable assets                 939,734                --               --             939,734
 Corporate assets                         --                --               --             189,962



                                                                    1993
                                      ----------------------------------------------------------------
                                      Rental            Cement         Investment
                                      Income            Sales            Income           Consolidated
                                      ----------------------------------------------------------------

 Revenues                           $333,654                --           $2,723           $ 336,377
 Income from operations               84,611                --               --              84,611
 General corporate expenses              --                 --               --             (12,521)
 Interest expense                        --                 --               --            (115,912)
                                                                                         ----------
 Loss before income taxes                --                 --               --             (43,822)
                                                                                         ==========
 Identifiable assets                988,257                 --               --             988,257
 Corporate assets                        --                 --               --                  --

                                      F-16

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         The following is a summary of information regarding the Company's operations by geographical area for each of the three years ended December 31, 1995:


                                                    1995                   1994                1993
                                                ------------           ------------        ------------
  Revenues
      North America                              $   349,698              $333,319           $ 336,377
      PRC                                            279,251                    --                  --
      Hong Kong                                        4,625                    --                  --
                                                 -----------              --------           ---------
                                                 $   633,574              $333,319           $ 336,377
                                                 ===========              ========           =========

  Operating Income (Loss)
      North America                              $   104,640              $125,119           $  84,611
      PRC                                            (74,480)                   --                  --
      Hong Kong                                      (47,271)                   --                  --
                                                 -----------              --------           ---------
                                                 $   (17,111)             $125,119           $  84,611

  General Corporate Expenses                     $(1,833,233)             $(18,639)          $ (12,521)

  Interest Expenses                              $  (105,435)             $(79,165)          $(115,912)
                                                ------------              --------           ---------

  Income (Loss) from continuing operations
      before income taxes                        $(1,955,779)             $ 27,315           $ (43,822)
                                                 ===========              ========           ==========


  Identifiable Assets
      North America                              $   877,265              $939,734           $ 988,257
      PRC                                            299,107                    --                  --
      Hong Kong                                      492,483                    --                  --
                                                 -----------              --------           ---------
                                                 $ 1,668,855              $939,734           $ 988,257
                                                 ===========              ========           =========

  Corporate Assets                               $    55,001              $189,962                  --
                                                 -----------              --------           ---------


15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The  following  disclosure  of the  estimated  fair value of  financial instruments is made in accordance with the requirements of the SFAS No. 107 "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                         HENG FAI CHINA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


         The carrying amounts of cash and cash equivalents and short-term borrowings and margin loan payable, are a reasonable estimate of their fair value due to the short maturity of those instruments. The fair value for the available for sale securities are based primarily on quoted market prices; such securities are carried at fair value.

         The fair value for the mortgages payable and long-term payable were estimated based on the current rates available to the Company for debt of the same remaining maturities. At December 31, 1995 mortgages payable and long-term payable with book values of $975,108 and $91,415 had fair value of approximately $807,688 and $53,237 respectively.

16. LEASING ACTIVITIES AND COMMITMENTS

         The Company leases a piece of land in North Vancouver, British Columbia on which the Company's rental property is located. The annual rent of CDN$110,000 (US$80,321) is fixed until May 31, 2010. The Company has the option to extend the lease to May 31, 2032 at a rent to be negotiated. The Company also leases certain manufacturing equipment under operating leases for its cement operation for a period of five years commencing January 1, 1995. All amounts due under this lease were prepaid (see Note 1).

         Total rental expenses charged to operations were $108,891 in 1995, $80,533 in 1994 and $83,226 in 1993.

         At December 31, 1995, the minimum future rental commitments under non-cancellable leases payable over the remaining lives of the leases are:


                                                 Minimum Future
                                                Rental Commitment
                                                ----------------

                  1996                            $    80,321
                  1997                                 80,321
                  1998                                 80,321
                  1999                                 80,321
                  2000                                 80,321
                  2001 through 2010                   803,210
                                                   ----------
                                                   $1,204,815
                                                   ==========
                                      F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters which would require disclosure herein.


                                    PART III

Item 10. Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance with Section 16(a) of the Exchange Act

         The names and ages of all directors and executive officers of the Company are as follows:


 Name                 Age       Position with the Companye
- -----                 ---       ---------------------------

 Fai H. Chan           51       President, Chief Executive Officer and Director

 Ronald M. Lau         26       Director

 Robert H. Trapp       40       Secretary, Treasurer and4Director

 Tong Wan Chan(1)      21       Director

 David T. Chen(2)      59       Director

 -----------
 (1) The noted director resigned on June 27, 1995.
 (2) The noted director resigned on August 1, 1995.

Management Biographies

         Fai H. Chan has been the president and a director of the Company since June 1994 and has served as the Company's Chief Executive Officer since June 1995. Since January 1995, Mr. Chan has been an executive director and director of Hua Jian International Finance Company Limited (a member of China Huaneng Holdings). Since June 1993, Mr. Chan has been a director of Inter-Asia Equities, Inc., a Canadian company. Since September 1992, Mr. Chan has also been an executive director and director of Heng Fung Holdings Co., Ltd., a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. Since March 1988, Mr. Chan has been the chairman of the board of directors of American Pacific Bank, a bank in Oregon, and between April 1991 and April 1993, he was the chief executive officer of such bank.

         Ronald M. Lau has been a director of the Company since July 1995. Since June 1995, Mr. Lau has been the financial controller of Heng Fung Holdings Co., Ltd., a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. Prior thereto, from August

1991 until October 1994, Mr. Lau worked as an auditor at Deloitte Touche Tohmatsu in Hong Kong.

         Robert H. Trapp has been the secretary and treasurer and a director of the Company since June 1994. Since May 1995, Mr. Trapp has been a director of Heng Fung Holding Co., Ltd., a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. Since April 1994, Mr. Trapp has been the secretary of the Company. Since February 1995, Mr. Trapp has been a director of Inter-Asia Equities, Inc., a Canadian company. Since July 1991, he has also been the
Canadian operational manager for Pacific Concord Holding (Canada) Ltd., responsible for management, marketing, and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991, Mr. Trapp was a securities trainee at Pacific International Securities in Vancouver, B.C., Canada. Between September 1985 and June 1989, Mr. Trapp served as an executive officer and a director of Inter-Asia Equities, Inc.

         Tong Wan Chan served as a director of the Company from June 2, 1995 until June 27, 1995. He is currently attending the University of British Columbia in Vancouver, B.C., Canada. During the summers of 1993 and 1994, he was a office/computer assistant of Heng Fung Holding Co., Ltd. During the summer of 1995, Mr. Chan worked for Peregrine Investments Holdings Ltd. in Hong Kong as an assistant to the manager of the derivative securities division. Tong Wan Chan is the son of Fai H. Chan, the Company's president, chief executive officer and a director.

         David T. Chen served as a director of the Company from June 1994 until August 1995. Since April 1993, he has been the chief executive officer of American Pacific Bank and, since September 1993, the president of American Pacific Bank. Between March 1990 and December 1991, he was the associate administrator of the Farmers Home Administration ("FHA") of the U.S. Department of Agriculture, and was Oregon State Director of the FHA between October 1986 and March 1990.

         All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.

         The Board of Directors met twice during the fiscal year ended December 31, 1995. No incumbent director attended fewer than all of the meetings held by the Board of Directors.

         There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Indemnification of Directors and Officers

         Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate of limit the liability of a director: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
(iii) arising under Section 174 of the Delaware general Corporation Law; or (iv) for any transaction from which the director derived an improper personal benefit. The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law.

         The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Committees of the Board of Directors

         The Board of Directors has not established any committees.

Compliance with Section 16(a) of the Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (the
"Commission") and NASDAQ. Officers, directors and greater-than-ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, it is the Company's belief that, other than as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and securityholders required to file the same.

Item 11. Executive Compensation

Summary Compensation Table

         The Company did not pay any cash compensation to the Company's Chief Executive Officer for services rendered to the Company during the fiscal year indicated. None of the Company's executive officers who served as such at the end of the last fiscal year earned in excess of $100,000 during the fiscal years indicated.


                                                                         Long-Term Compensation
- ------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                        Awards           Payouts
- -------------------------------------------------------------------------------------------------------------------
                                                                                                          All
    Name and                                        Other Annual   Restricted                            Other
    Principal                     Salary     Bonus   Compensation     Stock      Options/     LTIP       Compen-
    Position              Year      ($)       ($)        ($)        Awards ($)   SARs (#)  Payouts (#)   sation ($)
    --------              ----      ---       ---        ---        ----------   --------  -----------   ----------


 Fai H. Chan,              1995      --        --        --              --         --        --            --
  President and            1994      --        --        --              --         --        --            --
  Chief                    1993      --        --        --              --         --        --            --
  Executive
  Officer

 Robert H. Trapp,          1995      --        --        --              --         --        --            --
  Secretary,               1994      --        --        --              --         --        --            --
  Treasurer and            1993      --        --        --              --         --        --            --
  Director


Stock Option Plans

         The Company currently has no stock option plans.

Option/SAR Grants in Last Fiscal Year

         There were no options granted during the fiscal year ended December 31, 1995 as set forth below.



                      Number of Securities      Percent of Total
                          Underlying               Options/SARs           Exercise or
                         Options/SARs          Granted to Employees        Base Price       Expiration
 Name                     Granted (#)            in Fiscal Year             ($/Sh)            Date
 ----                     -----------            --------------             ------            ----


 Fai H. Chan,                --                        --                     --               --
     President and
     Chief Executive
     Officer

 Robert H. Trapp,            --                        --                     --               --
     Secretary,
     Treasurer and
     Director



Aggregate  Option/SAR  Exercises in Last Fiscal Year And Fiscal Year-End Option/
SAR  Values


         No options were exercised during the fiscal year ended December 31, 1995 as set forth below and there exist no unexercised options as of the end of the fiscal year ended December 31, 1995.


                               Shares
                              Acquired                    Number of Securities        Value of Unexercised in the
                                On         Value         Underlying Unexercised           Money Options/SARs at
                             Exercise     Realized        Options/SAR  at FY-End                    FY-End
 Name                          (#)          ($)                    (#)
 ----                          ---          ---                    ---                              ------
                                                                Exercisable    Unexercisable    Exercisable     Unexercisable
                                                                -----------     ------------    ------------    -------------
 Fai H. Chan,                  --           --                       --             --                --             --
     President and
     Chief Executive
     Officer

 Robert H. Trapp,              --           --                       --             --                --             --
     Secretary,
     Treasurer and
     Director

Employment Agreements

         There exist no employment agreements to which the Company is a party.

Remuneration of Directors

         Directors do not receive compensation for attendance at meetings of the Board of Directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the date hereof, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding Common Stock; (ii) each of the Company's directors and executive officers; and
(iii) all directors and executive officers as a group (3 persons). Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.


                                                             % of Outstanding Shares
   Name and Address                   Number of Shares           of Common Stock
   of Beneficial Owner(1)           Beneficially Owned(1)       Beneficially Owned(1)
   ----------------------           ---------------------       ---------------------

   Fai H. Chan
   Unit B, 13/Floor
   Lippo Leighton Tower
   103-109 Leighton Road
   Causeway Bay
   Hong Kong                               2,296,443(2)                21%

   Keow Y. Chan
   Unit B, 13/Floor
   Lippo Leighton Tower
   103-109 Leighton Road
   Causeway Bay
   Hong Kong                               1,980,000(3)                18%

   Ebly Profit Limited
   24 Raffles Place
   18-01/03 Clifford Center
   Singapore                               2,000,000                  18.2%

   Robert H. Trapp
   Suite 2103
   1651 Harwood Street
   Vancouver, British Columbia
   Canada V6C 142                                  --                  *

   Ronald M.T. Lau
   Room 204, Block West
   Upper Wong Tai
   Sin Estate, Kowloon                             --                  *

   All Executive Officers & Directors
       as a Group (5 Persons)(4)                   --                57.2%

 --------------------

*   Less than one percent.

(1) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from the date hereof have been exercised or converted, as the case by be.

(2) Includes 2,000,000 shares owned of record directly by the noted stockholder. Also includes 37,500 shares of Common Stock and 37,500 shares of Common Stock underlying Warrants owned of record by Inter-Asia Equities, Inc. ("Inter-Asia") and 258,943 shares of Common Stock and 258,943 shares of Common Stock underlying Warrants owned by the Excess Pension Fund, Inc. (the "Fund"). The noted stockholder is an officer, director and stockholder of Inter-Asia and a beneficial owner of the Fund. The stockholder's wife is the president of Inter-Asia and a beneficial owner of the Fund. Excludes 1,980,000 shares owned of record by the wife of the noted stockholder. See Footnote (3) below.

(3) Excludes 2,000,000 shares owned of record by the husband of the noted stockholder, 258,943 shares of Common Stock and 258,943 Warrants owned by the Fund and 37,500 shares and 37,500 shares of Common Stock underlying Warrants owned by Inter-Asia. See Footnote (2) above.

(4) In the event that the noted stockholder was deemed to beneficially own all of the shares owned of record by the spouse of the noted stockholder, such stockholder would be deemed to beneficially own 4,572,886 shares or approximately 42% of the outstanding Common Stock of the Company.

         There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

Item 13. Certain Relationships and Related Transactions

         The Company maintains deposits in accounts at American Pacific Bank. Fai Chan (an officer, director and stockholder of the Company) is an officer and/or director of such bank. See Note 10 of the Notes to the Consolidated Financial Statements.

         The Company owns 7,492,000 shares of common stock of Heng Fung Holdings Company Limited. Messrs. Chan and Trapp (officers, directors and/or stockholders of the Company) are directors of such company. See Notes 4 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Item 14. Exhibits and Reports on Form 8-K

   (a)      Exhibits

   None.

   (b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July __, 1996.


                                         HENG FAI CHINA INDUSTRIES, INC.


                                         By:  /s/ Fai H. Chan
                                             ____________________________
                                              Fai H. Chan


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature                    Title                           Date
- ---------                    -----                           ----


/s/ Fai H. Chan
_______________________      ______________________          July __, 1996
Fai H. Chan


/s/ Ronald M. Lau
_______________________      ______________________          July __, 1996
Ronald M. Lau


/s/ Robert H. Trapp
_______________________      ______________________          July __, 1996
Robert H. Trapp