Form 10-K/A
period 1995-12-31
HENG FAI CHINA INDUSTRIES INC
filed 1996-07-16
CIK 4165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K/A

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
                                          ==========        =========  ==========   ============

                                Common Stock     Unrealized
                                 Issued for       Loss on
                                 Consulting      Available   Cumulative
                               Services to be     for-Sale    Exchange
                                 Received        Securities  Adjustments    Total
                               ---------------  ------------ -----------  --------
    At December 31, 1993           $--             $--        $   --         $--

   Elimination of deficit
     and net assets at date
     of acquisition                 --               --           --          --
                              --------          --------    --------    --------
                                    --               --           --          --
    Issued to effect the
     acquisition of
     Vancouver Hong
     Kong (Note 1)                  --               --           --    (200,034

    Issued for cash                 --               --           --     120,000
      (Note 1)                --------   -     --------     --------    --------
                                    --               --           --    (80,034)

    Reverse stock split             --               --           --         --
     (Note 12b)               --------         --------     --------    -------
                                    --               --           --    (80,034)

    Reverse stock split             --               --           --          --
     (Note 12c)               --------         --------     --------    --------
                                    --               --           --    (80,034)

    Private placement               --               --           --     100,000
     (Note 12d)               --------         --------     --------   ---------
                                    --               --          --       19,966

                                    --               --          --       27,315
    Net income                --------         --------     --------   ---------

                                    --               --          --       47,281
    At December 31, 1994    (2,324,000)              --          --           --

    Issued to effect the
     Consulting
     Agreement (Note
     12e) (Note 7)           1,620,433                --          --   1,620,433
                            ----------         ---------    --------   ---------
    Amortization of
     consulting fees          (703,567)               --          --   1,667,714
                                    --                --          --     300,000
                            ----------         ---------    --------   ---------
    Private placement
     (Note 12f)               (703,567)               --          --   1,967,714
                                    --                --       6,968       6,968

    Foreign exchange
     translation                    --                --          -- (1,972,726)
     adjustments            ----------         ---------   --------- -----------
    Net loss                  (703,567)               --       6,968       1,956

    Unrealized loss on
     securities available

     for-sale                       --           (43,941)         --    (43,941)
                            ----------        ----------   --------- -----------


    At December 31, 1995    $ (703,567)         $(43,941)     $6,968  $ (41,985)
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