Form 10-Q
period 1996-03-31
HENG FAI CHINA INDUSTRIES INC
filed 1996-07-23
CIK 4165

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1996


                         HENG FAI CHINA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                      0-7619                    93-063633
(State Or Other Jurisdiction         (Commission                (IRS Employer
         Of Incorporation)           File Number)            Identification No.)

650 West Georgia Street, Suite 588, P.O. Box 11586,  Vancouver,  B.C. CANADA
                                                                      V6B4N8
   (Address Of Principal Executive Offices)                       (Postal Code)

Registrant's telephone number, including area code   (604) 685-8318
                                                   ------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                        ---         ----


As of July 22, 1996, there were 10,954,542 shares of common stock of Registrant outstanding.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements..........................................   1

        Condensed Consolidated Balance Sheets as at
        March 31, 1996 and 1995.......................................   2

        Condensed Consolidated Statements of Operations for the
        three months ended March 31, 1996 and 1995....................   3

        Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1996 and 1995..........................   4

        Notes to Condensed Consolidated Financial Statements..........   5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................  11


PART II.OTHER INFORMATION

Item 1. Legal Proceedings.............................................  13

Item 2. Changes in Securities.........................................  13

Item 3. Defaults Upon Senior Securities...............................  13

Item 4. Submission of Matters to a Vote of Securityholders............  13

Item 5. Other Information.............................................  13

Item 6. Exhibits and Reports on Form 8-K .............................  13

Signature Page.........................................................Last Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The   following   financial   statements  of  Heng  Fai  China
Industries, Inc. (the "Company") are provided herewith:

                  (a) Condensed Consolidated Balance Sheets as at March 31, 1996 and December 31, 1995;

                  (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995;

                  (c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995; and

                  (d)      Notes  to  the   Condensed   Consolidated   Financial
                           Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)


                                                        Notes              As at                      As at
                                                        -----              -----                      -----
                                                                      March 31, 1996            December 31, 1995

                                                                      --------------            -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                   $  36,954                   $  55,001
     Available-for-sale securities                        4                        549,631                     480,835
     Accounts receivable                                                            48,399                      29,307
     Prepaids and other current assets                                              95,439                      31,365
     Inventories                                          5                        136,797                     154,370
                                                                                   -------                     -------
                                                                                   867,220                     750,878

PROPERTY, net                                             6                        852,867                     857,548

PREPAID RENTAL                                                                     108,217                     115,430
                                                                                   -------                     -------
         Total Assets                                                           $1,828,304                  $1,723,856
                                                                                ==========                  ==========

CURRENT LIABILITIES
     Accounts payable                                                              132,657                     165,652
     Short-term borrowings                                8                         96,265                      60,120
     Margin loan payable                                  9                        282,343                     274,420
     Interest payable                                                               35,510                      32,983
     Security deposits payable                                                       9,945                      10,095
     Accrued expenses                                                              110,524                     116,718
     Due to related parties                                                        103,689                      22,005
     Current portion of mortgage                                                    17,366                      17,325
                                                                                    ------                      ------
                                                                                   788,299                     699,318
LONG-TERM LIABILITIES
     Mortgages payable                                                             977,425                     975,108
     Long-term payable                                                              91,415                      91,415
                                                                                    ------                      ------
                                                                                 1,857,139                   1,765,841
                                                                                 ---------                   ---------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $10 par value,
         500,000 shares authorized,
         none issued                                                                   ---                         ---
     Share capital, $.01 par value,
         30,000,000 shares authorized,
         10,939,542 and 10,859,542
         shares issued and outstanding                    10                       109,395                     108,595
     Contributed surplus                                                         3,276,546                   2,812,546
     Unrealized gain (loss) on available-for-sale
         securities                                       4                         24,855                    (43,941)
     Cumulative exchange adjustments                                                 6,133                       6,968
     Accumulated deficit                                                       (3,116,610)                 (2,222,586)
                                                                               -----------                 -----------
                                                                                   300,319                     661,582

     Common stock issued for consulting services
         to be received                                   7                      (329,154)                   (703,567)
                                                                                 ---------                   ---------
         Total stockholders' equity                                               (28,835)                    (41,985)
                                                                                  --------                    --------
Total liabilities and stockholders' equity (deficit)                            $1,828,304                  $1,723,856
                                                                                ==========                  ==========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                                                                         Three Months Ended March 31,
                                                                         Notes            1996                 1995
                                                                       ----------    ----------------     ----------------
Revenues
     Rental income                                                                           $86,367              $83,357
     Sales of cement                                                                          84,158                  ---
     Industry and other income                                                                 1,429                2,806
                                                                                               -----                -----
         Total Revenues                                                                      171,954               86,163
                                                                                             -------               ------
Expenses
     Cost of cement sales                                                                     83,702                  ---
     Depreciation                                                                             10,671               10,124
     Legal and professional expenses                                                          15,997                  ---
     Consulting fees                                                       7                 845,041                  ---
     Interest on long-term debt                                                               21,998               22,226
     Interest on short-term debt                                                              11,653
     Land lease                                                                               20,221               19,718
     Real estate management fees                                                               3,529                2,545
     Other operating and administrative expenses                                              53,166               36,926
                                                                                              ------               ------
         Total Expenses                                                                    1,065,978               71,539
                                                                                           ---------               ------

Net loss before income taxes                                                               (894,024)              (5,376)
                                                                                           ---------              -------

Provision for income taxes                                                                       ---                  ---
                                                                                          ----------              -------

Net loss                                                                                  $(894,024)             $(5,376)
                                                                                          ----------             --------

Net loss per share                                                                            $0.082              $0.0005
                                                                                              ======              =======

Weighted average number of shares of common stock outstanding                             10,901,300           10,384,542
                                                                                          ==========           ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                                                       Three Months Ended March 31,
                                                                                       1996                   1995
                                                                                 ------------------    -------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                         $  (894,024)             $  (5,376)
     Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
           Depreciation and amortization                                                    10,671                 10,124
           Consulting fees                                                                 845,041                    ---
           Changes in working capital components:
             Accounts receivable                                                          (19,092)                    ---
             Prepaids and other current asset                                             (64,074)                    ---
             Inventories                                                                    17,573                    ---
             Accounts payable                                                             (32,995)                    ---
             Interest payable                                                                2,527                    ---
             Security deposits payable                                                       (150)                    ---
             Accrued expenses                                                              (6,194)                    ---
             Due to related parties                                                         81,684
             Exchange difference                                                             1,492                    ---
                                                                                             -----                  -----
Net cash (used in) provided by operating activities                                       (57,541)                  4,748
                                                                                          --------                  -----

CASH FLOW FROM FINANCING ACTIVITIES
     New short-term borrowings                                                              36,145                    ---
     Margin loan payable                                                                     7,923                    ---
     Repayment of mortgage                                                                 (4,574)                (4,093)
                                                                                           -------                -------
Net cash provided by (used in) financing activities                                         39,494                (4,093)
                                                                                            ------                -------

Net (decrease) increase in cash and cash equivalents                                      (18,047)                  3,157
                                                                                          --------                  -----

Cash and cash equivalents:
     Beginning of the period                                                                55,001                192,707
                                                                                            ------                -------
     End of the period                                                                     $36,954               $195,864
                                                                                           =======               ========

ANALYSIS OF THE BALANCES OF CASH AND
     CASH EQUIVALENTS
     Bank Balances and Cash                                                                $36,954               $195,864
                                                                                           =======               ========

     Non-cash financing activities:
         Issuance of common stock for consultancy services                                $464,800                    ---



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

                  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

                  The results of operations for the three months periods are not necessarily indicative of the results to be expected for the full year.

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

                  The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder was has signed a letter of financial support to the Company.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following sets forth the significant accounting principles utilized in the preparation of the consolidated financial statements:

                  Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  The Company holds certain investments in marketable equity securities, which are carried at fair value. Future changes in the market value of these securities could materially affect the Company's financial position.

                  Principles of consolidation - The consolidated financial statements include the accounts of Heng Fai China Industries, Inc. and all significant subsidiaries. All significant intercompany transactions and balances have been eliminated.

                  Cash and cash equivalents - Cash and cash equivalents include cash on hand and short-term bank deposits.

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

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                  Trading-securities - Equity securities purchased principally for the purpose of resale in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings. Fair values are determined based on quoted prices.

                  Investment securities - The Company has classified the marketable equity securities it holds as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

                  Depreciation   and  amortization  of  building  and  leasehold
         improvements - Building and leasehold improvements are recorded at cost and deprecation is provided as follows:

                    Building                5% declining balance

                    Leasehold               improvements amortized over the term
                                            of the lease  which  expires May 31,
                                            2032 using the straight line method

                  Foreign currency translation - Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenue and expenses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Where the U.S. dollar is the functional currency, the financial statements of international subsidiaries are translated at historical rates and translation adjustments are recorded in income.



4.       AVAILABLE-FOR-SALE SECURITIES

         The cost and approximate market value of investment securities at March 31 were as follows:

                                                               Gross                   Estimated              Carrying
                                                               -----                   ---------              --------
                                         Cost              Unrealized Gain             Fair Value               Value
                                         ----              ---------------             ----------               -----
           Corporate equity
           securities                  $524,776                24,855                   549,631                549,631
                                       ========                ======                   =======                =======

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


4.       AVAILABLE-FOR-SALE SECURITIES - Continued

                  The Company acquired the investment securities for cash financed partially by the Company's internal resources and partially by a margin loan (See Note 8).

                  These investment securities are not subject to any contractual or statutory resale restrictions and any portion of these stock can be reasonably expected to qualify for sale within one year.


5.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                           March 31, 1996     December 31, 1995
                                           --------------     -----------------
           Raw materials and supplies            $24,858            $67,253
           Work-in-progress                       81,478             67,591
           Finished goods                         30,461             19,526
                                                  ------             ------
                    Total inventories            136,797            154,370
                                                 =======            =======



6.       PROPERTY

         The components of property are as follows:

                                                                             March 31, 1996          December 31, 1995
                                                                             --------------          -----------------
           Building                                                                722,538                $722,538
           Leasehold improvements                                                  548,323                 548,333
                                                                                   -------                 -------
                    Total                                                        1,276,861               1,270,871

           Less :   accumulated depreciation and amortization                      423,994                 413,323
                                                                                   -------                 -------
                                                                                   852,867                 857,548
                                                                                   =======                 =======

         All premises and equipment are pledged to secure banking facilities extended to the Company.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


7.       DEFERRED EXPENDITURE

                  In June 1995, the Company entered into a consulting  agreement with previously unaffiliated parties pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of its common stock and (b) is obligated to issue to the consultant 20,000 shares of its common stock each month during the term of the agreement.

                  The value attributable to the 260,000 shares issued to the consultant pursuant to the consulting agreement, $1,510,600, has been capitalized and is being amortized over the 12 month term of the consulting agreement. The value attributable to the shares of common stock being issued on a monthly basis is being charged to expenses as such shares of common stock are issued.



8.       SHORT-TERM BORROWINGS

                  Short-term borrowings at March 31, 1996 represent bank overdrafts on which the Company pays interest based on the "best lending" rate in the PRC. The effective interest rate at March 31, 1996 was 14.42%.


9.       MARGIN LOAN PAYABLE

                  The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$549,631. The loan is repayable on demand and bears interest at Hong Kong best lending rate (18.75% at March 31, 1996) plus 3.5 per cent per annum.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


10.      SHARE CAPITAL

                  The changes in share capital during the three months ended March 31, 1996 were as follows:

                                                                    Common Shares
                                                    -----------------------------------
                                                         Number of                                  Contributed
                                                           Shares                 Amount              Surplus
                                                    ----------------         ----------------     ----------------

           Balance, December 31, 1995                  10,859,542                 $108,595         $2,812,546

           Consulting Agreement (Note 5)                   80,000                      800            464,000
                                                         --------                  -------            -------

           Balance, March 31, 1996                     10,939,542                 $109,395         $3,276,546
                                                       ==========                 ========         ==========

                  As  of  March  31,  1996,  there  were  outstanding   warrants
         exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company was originally incorporated in 1958 and until June 1994 had been engaged in business other than those it presently operates, or, since its Alpine 1992 emergence from reorganization under Chapter 11 of the U.S. Bankruptcy code, had been inactive.

         Vancouver Hong Kong owns and operates an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In January 1995, the Company acquired from Fai Chan (an officer, director and principal stockholder of the Company) the ownership of 100% of the common stock of Heng Fai China and Asia Industries Limited ("Asia") and Asia's wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"). Light, through its subsidiary Cangzhou Min You Cement Company Limited ("Min You"), obtained the right to acquire the use, for a period of five years commencing January 1, 11995, of a production line at Min You in the PRC. Min You was entitled to lease the production line for five years by expending Renmibi ("RMB"), the currency of the PRC, RMB1.2 million on the expansion and modernization of Min You. The option was exercised and the required RMB1.2 million was expended in fiscal 1995, and beginning in June 1995 the Company's operations included a second business segment, the production and sale of cement.


Results of Operations -   Period Ended March 31, 1996 as Compared to the Period
                          Ended March 31, 1995

         The Company generates revenue through the leasing of the apartment building in North Vancouver, Canada and the sale of cement products. For the three month's period ended March 31, 1996, approximately 50.23% of the Company's total revenue was derived from the leasing of the apartment building while 48.94% was contributed by the sale of cement products.

         Revenues for the period ended March 31, 1996 increased to US$171,954 from US$86,163 for the period ended March 31, 1995, principally the result of the revenues derived from the Company's cement operation which commenced in June, 1995.

         There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first quarter of fiscal 1996 and fiscal 1995.

         The Company's net loss for the period ended March 31, 1996 was $894,024, a change of US$888,648 compared to net loss of US$5,376 for the corresponding period in 1995. The increases in the net loss was due to (i) the operating loss for the cement segment; and (ii) higher general corporate expenses, the consulting expenses in particular.

         For the period ended March 31, 1996, the modernization of the production line of the cement operation was not yet completed, henceforth, the production line operated at less then full capacity. As a result, the cement sales and gross margin were lower than the levels management believes can be achieved under normal operating conditions. Management believes that under normal operating conditions, the cement sales and gross profit margin should be sufficient to recover its other operating costs.

         General corporate expenses increased to US$1,065,978 for the period ended March 31, 1996 from US$71,539 for the corresponding period in 1995 as the result of consulting fees of US$845,041 and an increase of US$83,702 for the production of cement. The consulting fees relate to an agreement the Company entered into June 1995 for investor relations and financial advisory services (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). Legal and professional fees increased for the period ended March 31, 1996 for the expenses related to the Company's corporate exercises.

         As at March 31, 1996, the Company held shares of common stock of three companies traded on the Stock Exchange of Hong Kong Limited. As of March 31, 1996, the quoted market price of the shares are, in the aggregate, US$24,855 more than their initial costs. The securities are classified as available for sale and, accordingly, the increase in their market value has been credited directly to stockholders' equity as a separate component thereof.


Liquidity and Capital Resources

         The Company did not generate net profits from operations on an accounting basis for the three months period ended March 31, 1996.

         Operating cashflows for the three months period ended March 31, 1996 were a negative US$57,541. The Company met its working capital requirements by
(i) utilizing cash on hand at the end of the period ended March 31, 1996 of US$36,954, and (ii) proceeds of US$378,608 obtained from the margin and other short-term borrowings.

         As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company's operating losses and net asset deficiency raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

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

Item 4.           Submission of Matters to a Vote of Securityholders

                  There   have  been  no   matters   submitted   to  a  vote  of
                  securityholders during the three months ended March 31, 1996.

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




                                         HENG FAI CHINA INDUSTRIES, INC.




Dated: July 22, 1996                     By:  /s/ Robert H. Trapp
                                             -----------------------------
                                               Robert H. Trapp
                                               Secretary and Treasurer