Form 10-Q
period 1996-06-30
HENG FAI CHINA INDUSTRIES INC
filed 1996-08-14
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended JUNE 30, 1996


                         HENG FAI CHINA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                       0-7619                  93-063633
(State Or Other Jurisdiction          (Commission            (IRS Employeee
     Of Incorporation)                File Number)          Identification No.)

650 West Georgia Street, Suite 588, P.O. Box 11586, Vancouver,
         (Address Of Principal Executive Offices)           B.C. CANADA  V6B 4N8
                                                              (Postal Code)

Registrant's telephone number, including area code       (604) 685-8318
                                                  -----------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                 -----      -----


As of August 13, 1996, there were 10,954,542 shares of common stock of Registrant outstanding.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                           QUARTER ENDED JUNE 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.        Financial Statements............................................1

               Condensed Consolidated Balance Sheets as at
               June 30, 1996 and December 31, 1995.............................2

               Condensed Consolidated Statements of Operations for the
               six and three months ended June 30, 1996 and 1995...............3

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1995.........................4

               Notes to Condensed Consolidated Financial Statements............5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..............................................13

Item 2.        Changes in Securities..........................................13

Item 3.        Defaults Upon Senior Securities................................13

Item 4.        Submission of Matters to a Vote of Securityholders.............13

Item 5.        Other Information..............................................13

Item 6.        Exhibits and Reports on Form 8-K...............................13

Signature Page.........................................................Last Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The   following   financial   statements  of  Heng  Fai  China
Industries, Inc. (the "Company") are provided herewith:

                  (a) Condensed Consolidated Balance Sheets as at June 30, 1996 and December 31, 1995;

                  (b) Condensed Consolidated Statements of Operations for each of six months ended June 30, 1996 and June 30, 1995 and each of the three months ended June 30, 1996 and 1995;

                  (c) Condensed Consolidated Statements of Cash Flows for each of the six months ended June 30, 1996 and June 30, 1995; and

                  (d)      Notes  to  the   Condensed   Consolidated   Financial
                           Statements.

                                              HENG FAI CHINA INDUSTRIES, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                                  (United States Dollars)

                                                        Notes              As at                      As at
                                                        -----              -----                      -----
                                                                       June 30, 1996            December 31, 1995
                                                                       -------------            -----------------


     Cash and cash equivalents                                                      22,240                   $  55,001
     Available-for-sale securities                        4                        417,111                     480,835
     Accounts receivable                                                            40,176                      29,307
     Prepaids and other current assets                                             111,701                      31,365
     Inventories                                          5                        192,718                     154,370
                                                          -                        -------                     -------
                                                                                   783,946                     750,878

PROPERTY, net                                             6                        844,057                     857,548

PREPAID RENTAL                                                                     101,002                     115,430
                                                                                   -------                     -------
         Total Assets                                                           $1,729,005                  $1,723,856
                                                                                ==========                  ==========

CURRENT LIABILITIES
     Accounts payable                                                              187,500                     165,652
     Bank overdraft                                                                 14,382                         ---
     Short-term borrowings                                8                         96,033                      60,120
     Margin loan payable                                  9                        264,262                     274,420
     Interest payable                                                               37,770                      32,983
     Security deposits payable                                                      10,269                      10,095
     Accrued expenses                                                              104,010                     116,718
     Due to related parties                                                         92,265                      22,005
     Current portion of mortgage                                                    17,324                      17,325
                                                                                    ------                      ------
                                                                                   823,815                     699,318
LONG-TERM LIABILITIES
     Mortgages payable                                                             975,086                     975,108
     Long-term payable                                                              91,415                      91,415
                                                                                    ------                      ------
                                                                                 1,890,316                   1,765,841
                                                                                 ---------                   ---------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $10 par value,
         500,000 shares authorized,
         none issued                                                                   ---                         ---
     Share capital, $.01 par value,
         30,000,000 shares authorized,
         10,959,542 and 10,859,542
         shares issued and outstanding                    10                       109,595                     108,595
     Contributed surplus                                                         3,392,546                   2,812,546
     Unrealized gain (loss) on available-for-sale
         securities                                       4                       (107,665)                    (43,941)
     Cumulative exchange adjustments                                                 6,968                       6,968
     Accumulated deficit                                                        (3,562,755)                 (2,222,586)
                                                                                ----------                  ----------
                                                                                  (161,311)                    661,582

     Common stock issued for consulting services
         to be received                                   7                            ---                    (703,567)
                                                                                ----------                    --------
         Total stockholders' equity                                               (161,311)                    (41,985)
                                                                                  --------                     -------
Total liabilities and stockholders' equity (deficit)                            $1,729,005                  $1,723,856
                                                                                ==========                  ==========
                        See accompanying notes to the Condensed Consolidated Financial Statements.


                                               HENG FAI CHINA INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                   (United States Dollars)

                                                          Six Months Ended June 30,             Three Months Ended June 30,
                                          Notes            1996               1995               1996                1995
                                         ---------    ---------------    ---------------     --------------     --------------
Revenues
     Rental income                                          $169,650           $171,496            $83,283             $88,139
     Sales of cement                                         174,795             55,220             90,637              55,220
     Investment income                                        26,276                ---             26,276                 ---
     Laundry and interest income                               2,981              5,290              1,552               2,484
     Foreign exchange gain                                     1,379              7,490              1,379               3,424
                                                               -----              -----              -----               -----
         Total Revenues                                      375,081            239,496            203,127             149,267
                                                             -------            -------            -------             -------
Expenses
     Cost of cement sales                                    154,338             49,362             70,636              49,362
     Amortization and depreciation                            24,072             23,611             13,401              13,487
     Legal and professional expenses                          26,651             41,581             10,654              41,581
     Consulting fees                        7              1,290,395            277,925            445,354             277,925
     Interest expenses                                        67,037             46,030             33,386              23,804
     Land lease                                               40,531             40,095             20,310              20,377
     Real estate management fees                               6,817              8,984              3,288               6,439
     Other administrative expenses                           105,409             85,748             52,243              44,756
                                                             -------             ------             ------              ------
         Total Expenses                                    1,715,250            573,336            649,272             477,731
                                                           ---------            -------            -------             -------

Net income (loss)                                       $ (1,340,169)         $(333,840)         $(446,145)          $(328,464)
                                                        ============          =========          =========           =========

Net income (loss) per share                                  $ (0.12)             $(.03)            $(0.04)              $(.03)
                                                             =======              =====             ======               =====

Weighted average common
     shares outstanding                                   10,927,344         10,445,207         10,953,388          10,505,896
                                                          ==========         ==========         ==========          ==========














                            See accompanying notes to Condensed Consolidated Financial Statements.



                                               HENG FAI CHINA INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                   (United States Dollars)

                                                                                        Six Months Ended June 30,
                                                                     Notes             1996                   1995
                                                                     -------     ------------------    -------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $ (1,340,169)           $  (333,840)
     Adjustments to reconcile loss to net cash
           used for operating activities:
           Depreciation and amortization                                                    38,500                 23,811
           Consulting fees paid in common stock                                          1,290,395                277,925
           Prepaid rental                                                                   14,428                    ---
           Changes in working capital components:
             Accounts receivable                                                           (10,869)               (61,764)
             Prepaids                                                                      (80,336)               (49,871)
             Inventories                                                                   (38,348)               (72,711)
             Accounts payable                                                               21,848                (95,888)
             Interest payable                                                                4,787                  8,107
             Security deposits payable                                                         174                 (1,302)
             Accrued expenses                                                              (12,708)                14,680
             Due to related parties                                                         70,260                (18,043)
             Exchange difference                                                             7,068                    ---
                                                                                             -----                -------
Net cash used in operating activities                                                      (34,970)               (99,327)
                                                                                           -------                -------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                                  ---                (83,775)
                                                                                               ---                -------
Net cash used in investing activities                                                          ---                (83,775)
                                                                                               ---                -------

CASH FLOW FROM FINANCING ACTIVITIES
     Issue of shares                                                                           ---                300,000
     New short-term borrowings                                                              35,913                 71,568
     Repayment of mortgage                                                                  (9,164)               (13,305)
     Repayment of margin loan payable                                                      (10,158)                   ---
                                                                                           -------
Net cash provided by financing activities                                                   16,591                340,220
                                                                                            ------                -------

Net (decrease) increase in cash and cash equivalents                                       (18,379)               157,118
                                                                                           -------                -------

Cash and cash equivalents:
     Beginning of the period                                                                55,001                191,731
                                                                                            ------                -------
     End of the period                                                                      36,622                348,849
                                                                                            ======                =======

ANALYSIS OF THE BALANCES OF CASH AND
     CASH EQUIVALENTS
     Bank Balances and Cash                                                                 22,240                348,849
     Bank overdraft                                                                         14,382                    ---
                                                                                            ------                -------
                                                                                            36,622                348,849
                                                                                            ======                =======

     Non-cash financing activities:
         Issuance of common stock for consultancy services                                $581,000                    ---






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



4.       AVAILABLE-FOR-SALE SECURITIES

                  The cost and approximate market value of investment securities at June 30, 1996 were as follows:

                                                       Gross               Estimated         Carrying
                                                       -----               ---------         --------
                                    Cost           Unrealized Loss         Fair Value         Value
                                    ----           ---------------         ----------         -----
           Corporate equity
           securities             $524,776             107,665              417,111              417,111
                                  ========             =======              =======              =======


                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


4.       AVAILABLE-FOR-SALE SECURITIES - Continued

                  The Company acquired the investment securities for cash financed partially by the Company's internal resources and partially by a margin loan (See Note 9).

                  These investment securities are not subject to any contractual or statutory resale restrictions and any portion of these stock can be reasonably expected to qualify for sale within one year.


5.       INVENTORIES

         Inventories by major categories are summarized as follows:

                                         June 30, 1996      December 31, 1995
                                         -------------      -----------------
         Raw materials and supplies       $  45,434              $67,253
         Work-in-progress                   105,819               67,591
         Finished goods                      41,465               19,526
                                             ------               ------
              Total inventories             192,718              154,370
                                            =======              =======



6.       PROPERTY

         The components of property are as follows:



                                                                   June 30, 1996          December 31, 1995
                                                                   -------------          -----------------
           Building                                                    $722,538                  $722,538
           Leasehold improvements                                       548,333                   548,333
                                                                        -------                   -------
                    Total                                             1,270,871                 1,270,871

           Less :   accumulated depreciation and amortization           426,814                   413,323
                                                                        -------                   -------
                                                                        844,057                   857,548
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



8.       SHORT-TERM BORROWINGS

                  Short-term borrowings at June 30, 1996 represent bank overdrafts on which the Company pays interest based on the "best lending" rate in the PRC. The effective interest rate at June 30, 1996 was 14.42%.


9.       MARGIN LOAN PAYABLE

                  The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$417,111. The loan is repayable on demand and bears interest at Hong Kong best lending rate (18.75% at June 30, 1996) plus 3.5 per cent per annum.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


10.      SHARE CAPITAL

                  The changes in share capital during the three months ended June 30, 1996 were as follows:

                                                                    Common Shares
                                                    ----------------------------------------------
                                                         Number of                                         Contributed
                                                           Shares                   Amount                   Surplus
                                                    ---------------------    ---------------------     ---------------------

           Balance, December 31, 1995                         10,859,542                 $108,595                $2,812,546

           Consulting Agreement (Note 5)                         100,000                    1,000                   580,000
                                                                 -------                    -----                   -------

           Balance, June 30, 1996                             10,959,542                  109,595                 3,392,546
                                                              ==========                  =======                 =========

                  As of June 30, 1996,  there were  outstanding  warrants  exercisable  to purchase  296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.


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


Results of Operations - Period Ended June 30, 1996 as Compared to the Period
                        Ended June 30, 1995

         The Company generates revenue through the leasing of the apartment building in North Vancouver, Canada and the sale of cement products. For the six month's period ended June 30, 1996, approximately 45.23% of the Company's total revenue was derived from the leasing of the apartment building while 46.60% was contributed by the sale of cement products. Out of the total revenue about 7% was generated through securities investment for the six month period ended June 30, 1996.

         Revenues for the period ended June 30, 1996 increased to US$375,081 from US$239,496 for the period ended June 30, 1995, principally the result of the revenues derived from the Company's cement operation which commenced in June, 1995.

         There were no significant changes in the expenses attributable to the operation of Vancouver Hong Kong's real estate between the first half of fiscal 1996 and fiscal 1995.

         The Company's net loss for the period ended June 30, 1996 was $1,340,169, a change of US$1,006,329 compared to net loss of US$333,840 for the corresponding period in 1995. The increases in the net loss was due to (i) the operating loss for the cement segment; and (ii) higher general corporate expenses, the consulting expenses in particular.

         General corporate expenses increased to US$1,715,250 for the period ended June 30, 1996 from US$573,336 for the corresponding period in 1995 as the result of consulting fees of US$1,290,395 and an increase of US$104,976 for the production of cement. The consulting fees relate to an agreement the Company entered into June 1995 for investor relations and financial advisory services (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). Legal and professional fees increased for the period ended June 30, 1996 for the expenses related to the Company's corporate exercises.

         As at June 30, 1996, the Company held shares of common stock of three companies traded on the Stock Exchange of Hong Kong Limited. As of June 30, 1996, the quoted market price of the shares are, in the aggregate, US$107,665 less than their initial costs. The securities are classified as available for sale and, accordingly, the decrease in their market value has been debited directly to stockholders' equity as a separate component thereof.


Liquidity and Capital Resources

         The Company did not generate net profits from operations on an accounting basis for the six months period ended June 30, 1996.

         Operating cashflows for the three months period ended June 30, 1996 were a negative US$34,970. The Company met its working capital requirements by
(i) utilizing cash on hand at the end of the period ended June 30, 1996 of US$22,240, and (ii) proceeds of US$50,295 obtained from bank overdraft and other short-term borrowings.

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

Item 4.           Submission of Matters to a Vote of Securityholders

                  There   have  been  no   matters   submitted   to  a  vote  of
                  securityholders during the six months ended June 30, 1996.

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




                                           HENG FAI CHINA INDUSTRIES, INC.




Dated:                                     By:
                                                --------------------------
                                                Robert H. Trapp
                                                Secretary and Treasurer