Form 10-Q
period 1996-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1997-01-03
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended SEPTEMBER 30, 1996


                         HENG FAI CHINA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                   0-7619                     93-063633
(State Or Other Jurisdiction      (Commission                 (IRS Employer
      Of Incorporation)           File Number)              Identification No.)

 650 West Georgia Street, Suite 1600, P.O. Box 11586,            V6B 4N8
                Vancouver, B.C. CANADA                        (Postal Code)
       (Address Of Principal Executive Offices)

Registrant's telephone number, including area code       (604) 685-8318


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ___


As of December 17, 1996, there were 11,986,814 shares of common stock of Registrant outstanding.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements.........................................      1

         Condensed Consolidated Balance Sheets as at
         September 30, 1996 and December 31, 1995.....................      2

         Condensed Consolidated Statements of Operations for the
         nine and three months ended September 30, 1996 and 1995......      3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995................      4

         Notes to Condensed Consolidated Financial Statements.........      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................     12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................     15
Item 2.  Changes in Securities........................................     15
Item 3.  Defaults Upon Senior Securities..............................     15
Item 4.  Submission of Matters to a Vote of Securityholders...........     15

Item 5.  Other Information............................................     15
Item 6.  Exhibits and Reports on Form 8-K.............................     15

Signature Page........................................................ Last Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

     (a) Condensed Consolidated Balance Sheets as at September 30, 1996 and December 31, 1995;

     (b) Condensed Consolidated Statements of Operations for each of nine months ended September 30, 1996 and September 30, 1995 and each of the three months ended September 30, 1996 and 1995;

     (c) Condensed Consolidated Statements of Cash Flows for each of the nine months ended September 30, 1996 and September 30, 1995; and

     (d)  Notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                      Notes              As at                      As at
                                                      -----              -----                      -----
                                                                  September 30, 1996          December 31, 1995
                                                                  ------------------          -----------------
CURRENT ASSETS
   Cash and cash equivalents                                             $  264,430                  $   55,001
   Available-for-sale securities                        4                   408,739                     480,835
   Accounts receivable                                                      144,344                      29,307
   Prepaids and other current assets                                      1,234,143                      31,365
   Inventories                                          5                 2,438,241                     154,370
                                                                         ----------                  ----------
                                                                          4,489,897                     750,878

PROPERTY, net                                           6                 3,371,935                     857,548

PREPAID RENTAL                                                               93,788                     115,430
                                                                         ----------                  ----------
       Total Assets                                                      $7,955,620                  $1,723,856
                                                                         ==========                  ==========

CURRENT LIABILITIES
   Accounts payable                                                         101,968                     165,652
   Bank overdraft                                                             4,357                        --
   Short-term borrowings                                8                 1,357,967                      60,120
   Margin loan payable                                  9                   268,465                     274,420
   Interest payable                                                          39,785                      32,983
   Security deposits payable                                                 10,754                      10,095
   Accrued expenses                                                         247,429                     116,718
   Due to related parties                                                 1,710,385                      22,005
   Due to PRC joint venture partners                   10                 1,530,747                        --
   Current portion of mortgage                                               17,203                      17,325
                                                                         ----------                  ----------
                                                                          5,289,060                     699,318
LONG-TERM LIABILITIES
   Mortgages payable                                                        968,242                     975,108
   Long-term payable                                                         91,415                      91,415
   Minority interest                                                        858,061                        --
                                                                         ----------                  ----------
                                                                          7,206,778                   1,765,841
                                                                         ----------                  ----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $10 par value,
       500,000 shares authorized,
       none issued                                                                                         --
   Share capital, $.01 par value,
       30,000,000 shares authorized,
       11,686,814 and 10,859,542
       shares issued and outstanding                   11                   116,868                     108,595
   Contributed surplus                                                    4,385,272                   2,812,546
   Unrealized loss on available-for-sale securities     4                   (28,777)                    (43,941)
   Cumulative exchange adjustments                                           11,952                       6,968
   Accumulated deficit                                                   (3,736,473)                 (2,222,586)
                                                                         ----------                  ----------
                                                                            748,842                     661,582
   Common stock issued for consulting services
       to be received                                   7                      --                      (703,567)
                                                                         ----------                  ----------
       Total stockholders' equity                                           748,842                     (41,985)
                                                                         ----------                  ----------
Total liabilities and stockholders' equity                               $7,955,620                  $1,723,856
                                                                         ==========                  ==========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                                       Nine            Nine              Three          Three
                                                      Months          Months            Months          Months
                                                       Ended           Ended             Ended          Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                       Notes            1996            1995             1996           1995
                                                    ------------    ------------    ------------    ------------
Revenues
   Rental income                                    $    253,154    $    270,332          83,504    $     98,836
   Sales                                                 346,930         148,141         172,135          92,921
   Investment income                                      30,942           6,793           4,666           1,503
   Laundry and interest income                             4,826            --             1,845            --
   Foreign exchange gain                                    --           (34,002)           --           (41,492)
                                                    ------------    ------------    ------------    ------------
       Total Revenues                                    635,852         391,264         262,150         151,768
                                                    ------------    ------------    ------------    ------------
Expenses
   Cost of goods sold                                    321,737         127,281         167,399          77,919
   Depreciation                                           46,579          44,570          22,507          20,959
   Legal and professional expenses                        29,650          54,287           2,999          12,706
   Consulting fees                        7            1,295,395       1,004,175           5,000         726,250
   Interest expenses                                     141,365          73,814          74,328          27,874
   Land lease                                             60,662          61,078          20,131          20,983
   Real estate management fees                            10,331          12,253           3,514           3,269
   Other administrative expenses                         275,677         147,698         170,267          61,860
                                                    ------------    ------------    ------------    ------------
       Total Expenses                                  2,181,396       1,525,156         466,145         951,820
                                                    ------------    ------------    ------------    ------------

Loss before income taxes and
   minority interests                                 (1,545,544)     (1,133,892)       (203,995)       (800,052)

Provision for income tax                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------
                                                      (1,545,544)     (1,133,892)       (203,995)       (800,052)

Minority interests                                        31,657            --            31,657            --
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $ (1,513,887)   $ (1,133,892)   $   (172,338)   $   (800,052)
                                                    ============    ============    ============    ============

Net income (loss) per share                         $       (.14)   $       (.11)   $       (.02)   $       (.08)
                                                    ============    ============    ============    ============

Weighted average common
   shares outstanding                                 10,961,587      10,766,428      11,022,783      10,445,207
                                                    ============    ============    ============    ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                                              Nine                 Nine
                                                                             Months               Months
                                                                              Ended                Ended
                                                                           September 30,       September 30,
                                                              Notes            1996                 1995
                                                              -----        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $(1,513,887)        $(1,133,892)
   Adjustments to reconcile loss to net cash
       used for operating activities:
       Depreciation and amortization                                             68,221              44,570
       Consulting fees paid in common stock                                   1,295,395           1,004,175
       Adjustments of trading securities to fair value                           72,096                --
       Minority interest                                                         31,657                --
   Changes in working capital components:
       Trading securities                                                          --              (502,847)
       Accounts receivable                                                     (115,037)            (22,737)
       Prepaid and other current assets                                         (65,465)           (132,589)
       Inventories                                                               82,583             (90,978)
       Accounts payable                                                        (158,835)             76,146
       Interest payable                                                           6,802              11,179
       Security deposits payable                                                    659                (669)
       Accrued expenses                                                          84,233             203,651
       Exchange difference                                                       22,659              18,693
                                                                            -----------         -----------
Net cash used in operating activities                                          (188,919)           (525,298)
                                                                            -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of a subsidiary company                              12          (1,228,036)           (130,939)
                                                                            -----------         -----------
Net cash used in investing activities                                        (1,228,036)           (130,939)
                                                                            -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Issue of shares                                                                 --               300,000
   Margin loan payable                                                           (5,955)            253,891
   Repayment of mortgage                                                         (6,988)            (24,439)
   Advances (repayment) of related party advances                             1,587,099             (15,930)
   Short-term borrowings raised                                                  47,871                --
   Bank overdraft raised                                                          4,357                --
                                                                            -----------         -----------
Net cash provided by financing activities                                     1,626,384             513,522
                                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents                            209,429            (142,715)
                                                                            -----------         -----------

Cash and cash equivalents:
   Beginning of the period                                                       55,001             191,731
                                                                            -----------         -----------
   End of the period                                                            264,430              49,016
                                                                            ===========         ===========

ANALYSIS OF THE BALANCES OF CASH AND
   CASH EQUIVALENTS
   Bank Balances and Cash                                                       264,430              49,016
                                                                            -----------         -----------
                                                                                264,430              49,016
                                                                            ===========         ===========

   Non-cash financing activities:
       Issuance of common stock for consultancy services                    $   581,000                --
       Issuance of common stock for acquisition                             $ 1,000,000                --


   See accompanying notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


1.   BASIS OF PRESENTATION

          In June 1994, Heng Fai China Industries, Inc. (the "Company") entered into a business combination with Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of common stock (the "Common Stock") and 10,357,700 common stock purchase warrants (the "Warrants") of the Company. As a part of the business combination, a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of Common Stock and 1,500,000 common stock purchase warrants for an aggregate of US$120,000 in cash. The foregoing share numbers are before the effects of the Company's subsequent one-for-four reverse stock split and a one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition.

          As of September 4, 1996, the Company entered into an agreement, (the "Agreement") with Monkey King Group pursuant to which Worldwide Container Company Ltd. ("Worldwide"), a wholly owned subsidiary of the Company, acquired from the Seller a 70% interest in Wuhan Container Co., Ltd. ("Wuhan") in exchange for 727,272 shares of the Company's restricted common stock. Wuhan is a People's Republic of China state company which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

          The closing of the Agreement was conditioned upon the approval of the Board of Directors of the Company as well as the Company's satisfactory completion of a due diligence review of Wuhan. On September 19, 1996 the Company's Board approved the Agreement, completed its due diligence review of Wuhan and directed the issuance of the Shares to Hubei Monkey King Investment & Development Corporation ("HMK").

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


1.   BASIS OF PRESENTATION - Continued

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

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          Depreciation is provided to write off the cost of fixed assets over their estimated useful lives as follows:

                   Building                  5% declining balance

                   Leasehold improvements    amortized  over  the  term  of  the
                                             lease  which  expires  May 31, 2032
                                             using the straight line method

                   Electric equipment        5 years straight line

                   Furniture and equipment   10 years straight line

                   Motor vehicles            5 years straight line

                   Plant and machinery       10 years straight line

          No depreciation is provided in respect of construction in progress.

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

4.   AVAILABLE-FOR-SALE SECURITIES

          The cost and approximate market value of investment securities at September 30, 1996 were as follows:

                                      Gross           Estimated       Carrying
                                      -----           ---------       --------
                        Cost      Unrealized Loss     Fair Value        Value
                        ----      ---------------     ----------        -----
  Corporate equity
  securities          $525,184        116,445          408,739         408,739
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

5.   INVENTORIES

     Inventories by major categories are summarized as follows:

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
     Raw materials and supplies             $2,097,135              $ 67,253
     Work-in-progress                          142,179                67,591
     Finished goods                            198,927                19,526
                                             ---------               -------
              Total inventories              2,438,241               154,370
                                             =========               =======

6.   PROPERTY

     The components of property are as follows:

                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
     Building                                1,837,654           $  722,538
     Leasehold improvements                    548,333              548,333
     Furniture and equipment                    36,210                 --
     Plant and machinery                     1,673,423                 --
     Motor vehicles                             31,763                 --
     Construction-in-progress                    1,265                 --
                                             ---------              -------
             Total                           4,128,648            1,270,871

     Less:   accumulated depreciation
               and amortization                756,713              413,323
                                             ---------              -------
                                             3,371,935              857,548
                                             =========              =======

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)



7.   DEFERRED EXPENDITURE

          In June 1995, the Company entered into a consulting agreement with previously unaffiliated parties pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of its common stock and (b) is obligated to issue to the consultant 20,000 shares of its common stock each month during the term of the agreement. The consulting agreement expires in June 1997.

          The value attributable to the 260,000 shares issued to the consultant pursuant to the consulting agreement, $1,510,600, has been capitalized and is being amortized over the 12 month term of the consulting agreement. The value attributable to the shares of common stock being issued on a monthly basis is being charged to expenses as such shares of common stock are issued.

8.   SHORT-TERM BORROWINGS

          Short-term borrowings at September 30, 1996 represent bank overdrafts on which the Company pays interest based on the "best lending" rate in the PRC. The effective interest rate at September 30, 1996 was 14.42%.

9.   MARGIN LOAN PAYABLE

          The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$408,739. The loan is repayable on demand and bears interest at Hong Kong best lending rate (12% at September 30, 1996) plus 3.5 per cent per annum.

10.  DUE TO PRC JOINT VENTURE PARTNERS

          These amounts are unsecured, interest-free and have no fixed repayment date.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United States Dollars)



11.  SHARE CAPITAL

          The changes in share capital during the nine months ended September 30, 1996 were as follows:

                                           Common Shares
                                  ------------------------------
                                     Number of                      Contributed
                                      Shares           Amount         Surplus
                                  ---------------   ------------   -------------

   Balance, December 31, 1995        10,859,542       $108,595      $2,812,546

   Consulting Agreement (Note 7)        100,000          1,000         580,000

   Consideration Shares (Note 1)        727,272          7,273         992,726
                                     ----------        -------       ---------

   Balance, September 30, 1996       11,686,814        116,868       4,385,272
                                     ==========        =======       =========

          As of September 30, 1996, there were outstanding warrants exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.

12. ANALYSIS OF NET CASH FLOW OF CASH AND CASH EQUIVALENTS IN RESPECT OF THE PURCHASE OF A SUBSIDIARY COMPANY

                                                                      US$
                                                                ---------------

     Cash at bank and in hand acquired                                21,940

     Bank borrowings of the company acquired                      (1,249,976)
                                                                  ----------
     Net outflow of cash and cash equivalents in respect of
           the purchase of subsidiary companies                   (1,228,036)
                                                                  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company was originally incorporated in 1958 and until June 1994 had been engaged in business other than those it presently operates, or, since its Alpine 1992 emergence from reorganization under Chapter 11 of the U.S. Bankruptcy code, had been inactive.

     Vancouver Hong Kong owns and operates an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In January 1995, the Company acquired from Fai Chan (an officer, director and principal stockholder of the Company) the ownership of 100% of the common stock of Heng Fai China and Asia Industries Limited ("Asia") and Asia's wholly-owned subsidiaries, Heng Fai China Industries Limited ("China") and Heng Fai Light Products Limited ("Light"). Light, through its subsidiary Cangzhou Min You Cement Company Limited ("Min You"), obtained the right to acquire the use, for a period of five years commencing January 1, 11995, of a production line at Min You in the PRC. Min You was entitled to lease the production line for five years by expending Renmibi ("RMB"), the currency of the PRC, RMB 1.2 million on the expansion and modernization of Min You. The option was exercised and the required RMB 1.2 million was expended in fiscal 1995, and beginning in June 1995 the Company's operations included a second business segment, the production and sale of cement.

     As of September 4, 1996, the Company entered into an agreement, (the "Agreement") with Monkey King Group pursuant to which Worldwide Container Company Ltd. ("Worldwide"), a wholly owned subsidiary of the Company, acquired from the Seller a 70% interest in Wuhan Container Co., Ltd. ("Wuhan") in exchange for 727,272 shares of the Company's restricted common stock. Based upon negotiations between the Company's President and the Monkey King Group the Shares were valued at a per share price of $5.50. Wuhan is a People's Republic of China state company which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products. Wuhan commenced trial production of its containers in the Spring of 1996.

     The closing of the Agreement was conditioned upon the approval of the Board of Directors of the Company as well as the Company's satisfactory completion of a due diligence review of Wuhan. On September 19, 1996 the Company's Board approved the Agreement, completed its due diligence review of Wuhan and directed the issuance of the Shares to Hubei Monkey King Investment & Development Corporation ("HMK").

     The  assets  acquired  by the  Company  through  the  acquisition  of a 70%
interest in Wuhan consisted of assembly lines, plant and manufacturing production equipment, power generators and related equipment. Wuhan presently owns its manufacturing plant which is located in the City of Wuhan on the banks of the Yangtze River and Hanshui River. The facility consists of approximately 480,000 square feet which will Wuhan estimates has a capacity to produce 10,000 containers on an annual basis. The Company believes that approximately $5,000,000 in capital improvements will be required to be made to the plant in order to reach maximum capacity. The Company intends to utilize Wuhan's assets in order to engage in the full scale design, manufacture and production of container and related steel structure products.

     The acquisitions of Wuhan was accounted for under the purchase method of accounting. Under this method, the purchase price is allocated to the fair value of the net assets acquired and any excess is considered to be goodwill.

     In addition, the Company only acquired majority interests in Wuhan which requires allocation to the minority holders of their interests in Wuhan's income and losses.

Results of Operations -  Period Ended September 30, 1996 as Compared to the
                         Period Ended September 30, 1995

     The consolidated sales increased 62.51% in the nine months' period ended September 30, 1996 to US$636,000 from US$391,000 in the corresponding period in 1995, reflecting the contribution in sales from Min You. For the nine month's period September 30, 1996, approximately 39.81% of the Company's total revenue was derived from the leasing of the apartment building while 54.56% was contributed by the sale of cement products. Out of the total revenue about 5% was generated through securities investment for the nine months period ended September 30, 1996.

     The statement of operations include the operation of Wuhan. There were no significant changes in the expenses attributable to the operation of Vancouver Hong Kong between the nine months' period of fiscal 1996 and fiscal 1995.

     General corporate expenses increased to US$2,181,395 for the period ended September 30, 1996 from US$1,525,156 for the corresponding period in 1995 resulting from the significant increase in the consulting expenses and the cost of cement production. The consulting fees related to an agreement the Company entered into June 1995 for investor relations and financial advisory services (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). Legal and professional fees increased for the period ended September 30, 1996 for the expenses related to the Company's corporate operations.

     The Company's net loss after minority interest for the period ended September 30, 1996 was $1,513,887, a change of US$379,995 compared to net loss of US$1,133,892 for the corresponding period in 1995. The increases in the net loss was due to (i) the operating loss for the cement segment; and (ii) higher general corporate expenses, the consulting expenses in particular.

     As at September 30, 1996, the Company held shares of common stock of three companies traded on the Stock Exchange of Hong Kong Limited. As of September 30, 1996, the quoted market price of the shares are, in the aggregate, US$116,445 less than their initial costs. The securities are classified as available for sale and, accordingly, the decrease in their market value has been debited directly to stockholders' equity as a separate component thereof. These marketable equity securities are carried at fair value and future changes in the market value of these securities could materially affect the Company's financial position.

     Minority interests was US$31,657 for the nine months period ended September 30, 1996 which was solely the losses of Wuhan shared by the minority holders of Wuhan.

     There  was  no   provision   for  income  taxes  of  the  Company  and  its
subsidiaries. The subsidiaries in the PRC were either in their first or second year of the tax holiday.

Liquidity and Capital Resources

     The Company did not generate net profits from operations on an accounting basis for the nine months period ended September 30, 1996.

     Operating cashflows for the nine months period ended September 30, 1996 were a negative US$188,919. The Company met its working capital requirements by
(i) utilizing cash on hand and (ii) proceeds obtained from bank overdraft and other short-term borrowings.

     As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company's operating losses and net asset deficiency raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

Exchange Rate Risk

     As the Company's operations in the PRC increased, the exposure to exchange fluctuation has increased.

     The exchange rate between the Renminbi and the U.S. Dollar ranged between RMB 8.5 and RMB 8.2. Since the unification of the two-tier exchange rate system effective January 1, 1994, the Renminbi continued to strengthen against the U.S. Dollar. Therefore, management believes that it is unlikely that there will be any devaluation of the Renminbi against the U.S. Dollar. The Company therefore does not anticipate any exchange rate fluctuation which would have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States Dollar.

Inflation

     The general inflation rate in China was approximately 24% and 15% per annum in 1994 and 1995 respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions, increase in interest rates and open market operations, which in turn, may lead a slowdown of the Chinese economy.

     As a result of the PRC inflation, the Company experienced a rise in the cost of raw materials which was the primary cause for the decline in the gross margins of the cement production in the PRC.

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

Item 4.           Submission of Matters to a Vote of Securityholders

                  There   have  been  no   matters   submitted   to  a  vote  of
                  securityholders during the nine months ended September 30, 1996.

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits: None.

         (b)      Reports on Form 8-K:

                  Form 8-K regarding the acquisition of Wuhan KMK Container Company Limited ("Wuhan") was filed on September 20, 1996. A copy of the Stock Purchase Agreement between the Company and the Monkey King Group was filed as an appendix. The amendments to the Form 8-K were filed on November 25, 1996 and December 9, 1996, respectively, incorporating the audited financial statements of Wuhan as at December 31, 1995 and the pro-forma condensed balance sheet and statement of income and explanatory notes and giving effect to the combined accounts of the Company and Wuhan as required by the instructions to Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HENG FAI CHINA INDUSTRIES, INC.




Dated: December 30, 1996               By:   /s/ Robert H. Trapp
                                       -----------------------------------------
                                             Robert H. Trapp
                                             Secretary and Treasurer