Form 10-K
period 1996-12-31
HENG FAI CHINA INDUSTRIES INC
filed 1997-04-18
CIK 4165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-K

                      [ X ] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-7619

                                   ----------

                         HENG FAI CHINA INDUSTRIES, INC.
                         (Name of issuer in its charter)

         DELAWARE                                            93-063633
(State Or Other Jurisdiction                               (IRS Employer
     Of Incorporation)                                   Identification No.)

         650 West Georgia Street, Suite 1600, P.O. Box 11586, Vancouver,
                        British Columbia, CANADA V6B 4N8
                                 (604) 685-8318
          (Address and telephone number of principal executive offices)

                             ----------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The Registrant's revenues for the fiscal year ended December 31, 1996 totalled $2,051,366.00

As of April 7, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices of $.765 on that date, was approximately $5,898,434.

As of April 7, 1997 the Registrant had outstanding 13,686,814 shares of Common Stock and 379,520 shares of Preferred Stock.

Documents incorporated by reference: Other than certain exhibits here to which have been specifically incorporated by reference herein in Item 14 under Part IV hereof, no other documents are incorporated by reference.

Transitional Small Business Disclosure Format:     YES [ ]     NO [X]

                               INDEX TO FORM 10-K
                                       OF
                         HENG FAI CHINA INDUSTRIES, INC.

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business
         General - The Company ............................................    1
         The Business .....................................................    2
         The Container Industry ...........................................    2
         Container Customers ..............................................    3
         The Cement Industry ..............................................    3
         Cement Customers, ................................................    4
         Real Estate ......................................................    4
         Employees ........................................................    6
         Government Regulation ............................................    6

Item 2.  Description of Property ..........................................    7

Item 3.  Legal Proceedings ................................................    7

Item 4.  Submission of Matters to a Vote of Security Holders ..............    7

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters .........    8

Item 6.  Selected Financial Data ..........................................    8

Item 7.  Management's Discussion and Analysis of Financial ................    9
         Condition and Results of Operations

Item 8.  Financial Statements .............................................   15

Item 9.  Changes in and Disagreements with Accountants on .................   16
         Accounting and Financial Disclosures

                               Part III

Item 10. Directors and Executive Officers of the Registrant
         Management Biographies ...........................................   17
         Indemnification of Directors and Officers ........................   18
         Committees of the Board of Directors .............................   18
         Compliance with Section 16(a) of the Exchange Act of 1934 ........   18

                                                                            Page
                                                                            ----

Item 11. Executive Compensation
         Summary Compensation Table .......................................   19
         Stock Option Plans ...............................................   19
         Option/SAR Grants in Last Fiscal Year ............................   19
         Aggregate Option/SAR Exercises in Last Fiscal Year ...............   19
           And Fiscal Year-End Option/SAR Values
         Employment Agreements ............................................   19
         Remuneration of Directors ........................................   19

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   20

Item 13. Certain Relationships and Related Transactions ...................   21

Item 14. Exhibits and Reports on Form 8-K .................................   21
         (a) Exhibits
         (b) Reports on Form 8-K

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

Alpine conducted no significant operations between April 1992, when it emerged from reorganization under Chapter 11 of Title II of the U.S. Bankruptcy Code, and June 1994, when it acquired Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong") which owns an apartment building in North Vancouver, British Columbia. In connection therewith, Alpine obtained equity financing of US$120,000 and issued 258,943 shares of its common stock (the "Common Stock") and 258,943 common stock purchased warrants, which are exercisable through September 2, 1999 at an exercise price of US$3.20 per share (the "Warrants"). In addition, concurrent therewith, the Company also issued 37,500 shares of Common Stock and 37,500 Common Stock Purchase Warrants. The foregoing share and per share numbers reflect the effects of a one-for-four and a one-for-ten reverse stock split undertaken by the Company subsequent to the acquisition of Vancouver Hong Kong. See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

In January 1995, the Company acquired its wholly-owned subsidiary, Heng Fai China & Asia Industries Limited ("Asia"), a company incorporated in Hong Kong, along with Asia's wholly-owned subsidiary, Heng Fai China Industries Limited ("China"). China was incorporated in Hong Kong and obtained the rights to acquire direct or joint venture operating lease interests for three cement factories in the Hebei province of the Peoples' Republic of China (the "PRC"):
(i) the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"); (ii) the Qingxian Cement Factory (the "Qingxian Factory"); and (iii) the Hebei Cangzhou Area Construction Materials Factory ( the "Hebei Factory").

In April 1995, Min You Cement Company Limited was established (formerly Cangzhou Citizen Cement Product Co. Ltd. and referred to hereinafter as "Min You").and exercised its option to lease a production line at the Cangzhou Factory. From April through June 1995, Min You suspended its operations at the Cangzhou Factory to facilitate the Company's expansion and modernisation of such factory as required pursuant to the provisions of the agreement governing the Company's exercise of its options. Operations at the factory resumed at the end of June 1995 upon completion of the expansion and modernization of such factory. Neither the Company nor its subsidiaries exercised the options to acquire the interest in the Qingxian Factory or the Hebei Factory, which options expired unexercised.

On September 4, 1996, through a wholly-owned subsidiary, the Company acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. ("Wuhan Container") in exchange for 727,272 shares of the Company's restricted Common Stock. Wuhan Container is a PRC state company engaged in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products. See Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The Business

The Company's business consists primarily of the operation of container manufacturing by Wuhan Container, of cement production by Min You and of apartment rental by Vancouver Hong Kong. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

The Container Industry

The use of containers for sea freight play a important role in international trade by facilitating the movement of goods. Sea freight is the main mode of transporting goods because of its low cost compared with air transport. In addition, the size and weight of cargoes, which can be carried by aircraft, are less than those of cargoes which can be carried by ship. Less valuable and non-seasonal merchandise, bulky and heavy cargoes, and goods, which do not require urgent delivery, are usually transported by sea using containers.

The use of containers for shipping became popular during the 1970's because of their reduced costs, damage and pilferage of goods. Containerization also facilitates the unloading and reloading of cargoes between different modes of transport, thereby saving valuable time which would otherwise be spent in re-packing.

The freight forwarding industry is affected by world's economic growth and the world's volume of international trade. In a forecast published by the International Monetary Fund in May 1995, the world economy was forecasted to expand by 3.8 percent in 1995 and 4.2 percent in 1996, with the economic growth of Asia (excluding Japan) forecasted to be 7.6 percent in 1995 and 7.3 percent in 1996. The forecast also predicted that world trade volume would grow at a rate of 8.0 percent in 1995 and of 6.8 percent in 1996. With continued strong growth of external trade, the demand for freight forwarding services are expected to continue to be positive, this will without doubt increase the demand for containers.

In the PRC, there are currently approximately 40 container manufacturers and the annual aggregate production capacity for 1996 is approximately 340,000 twenty-foot equivalent units ("TEUs"). Most of the manufacturers are small-to-medium size plants, located in the coastal regions of the PRC. The major manufactures of containers in the PRC are as follows:

(1) China International Marine Containers (Group) Limited, a PRC state-owned company whose production capacity is approximately 160,000 TEUs;

(2) Yangzhou Tongyun Container Company Limited, a sino-foreign joint venture whose production capacity is approximately 40,000 TEUs;

(3) Hyundai Container Manufacturing Company Limited, a Korean conglomerate whose production capacity is approximately 40,000 TEUs. Its production plants are located throughout the PRC, such as in Shanghai, Guangdong Province and Tsingtao; and

(4)  Jindo  Container  Company  Limited,   another  Korean   conglomerate  whose
     production  capacity  is  approximately   50,000  TEUs.  It  also  operates
     production plants in the coastal regions of the PRC.

The container-manufacturing industry in the PRC is very competitive, especially for the production of TEUs. The Company estimates that there are currently over 40 manufacturers in the PRC who compete directly or indirectly with Wuhan Container. In the PRC there are no specific barriers which prevent entry into the container manufacturing industry.

Since the establishment of Wuhan Container, a significant amount of capital investments have been made into the plant to modernize the mechanical processing line, the wielding line and the painting line, to double its annual production capacity to 20,000 TEUs.

Container Customers

The main products of Wuhan Container are International Standard Organization ICC Type 20' x 8' x 8'6" dry cargo steel container and non-standard containers according to each customers' specifications. The management at Wuhan Container continues to broaden their customer base and are currently soliciting well established container customers for orders. Customer orders signed in 1996 are as follows:

     60 TEUs from B&C SAS International whose registered office is in Italy; 100 TEUs from CKS Asia Management whose registered office is in Singapore; and 5,000 TEUs from China Railway Container Transportation Center.

In 1997, Wuhan Container signed another contract with CKS Asia Management for an order of 122 TEUs and currently Wuhan Container is negotiating with B&C SAS International for an additional 150 TEUs. Potential orders from customers in Singapore, Britain, and other countries are currently being initiated by Wuhan Container.

It is expected that the world demand for containers will continue to increase in 1997, as the world economy continues to grow. The local government of the City of Wuhan City has been promoting the city's accessibility to the world. As a result, it is believed that Wuhan Container shall continue to have opportunities to develop in 1997 and the years ahead.

The Cement Industry

The cement industry in the PRC consists of over 7,000 small, medium and large cement plants. Most of the cement plants in the PRC are small, use relatively old technology, have an average production scale of less than 50,000 tons per year and supply a customer market located within close proximity. Historically, the cement industry in the PRC developed around the concept of cement plants utilizing vertical kiln technology imported from Eastern Europe and the former Soviet Union. The manufacturing of cement involves the following: (i) the quarrying of raw materials; (ii) the crushing, grinding and blending of these raw materials into either a powder (the "dry process") or a mud-like mixture of slurry (the "wet process"); (iii) the burning of raw material mix in kilns to produce pellets called "clinker"; and (iv) the grinding of the clicker with gypsum and other products, such as slag from steel mills, to produce cement. The "burning" phase is the key phase of production and is primarily responsible for the quality of the cement. The "burning" phase consumes most of the fuels used in the production of cement, while the "grinding" of the raw materials and production of "clinker" consumes most of the electricity used in the production of cement. The type of production process, "wet process" or "dry process", determines the type and design characteristics of the kiln. Vertical kiln is an older technology that utilizes the "dry process" of cement production. When technology transfers from Eastern Europe and the former Soviet Union were restricted in the late 1980's, the PRC was forced to develop its own technology. The PRC continued to utilise vertical kilns, largely due to their: (i) lower investment costs; (ii) simplicity of design, shorter construction time and production goals; and (iii) relatively less sophisticated technological requirements. As the cement industry in the PRC matures and demand for higher grade cement increases, the Company believes that there will be a greater shift to rotary kiln technology because vertical kilns are not expected to be able to satisfy significantly increased demand.

Rotary kiln technology is able to use the "wet process", "dry process" or combination for the production of cement. Rotary kilns can be built to any desired capacity and are capable to replace multiple vertical kilns with a single production line. It is uncertain how long it will be before vertical kilns are replaced by more technologically modern kilns, such as rotary kilns. Factors which limit the shift to rotary kiln technology include the difficulty in obtaining the necessary capital to acquire rotary kiln technology and equipment, and the poor infrastructure in the PRC which inhibits the ability to distribute the volume of products necessary to justify the higher investment. The Company believes that vertical kilns will most likely continue to be used in the PRC for the foreseeable future.

Cement in the PRC is categorized on the basis of its compressive strength so that, for example, #425 cement has a minimum strength of 425kg/cm2. The common grades of cement include #325, #425, #525 and #625. In the PRC, #325 is commonly used for basic construction with long fixation periods and minimal weight requirements, such as plastering; #425 is commonly used for buildings of up to 20 to 30 stories (depending on each building's specifications); bridges and city roads; #525 is commonly used for infrastructure projects, such as airports, railways and highways and for buildings requiring stronger cement that #425; and #625 is commonly used for specialized purposes such as providing support for certain structures such as power plants and where extremely quick fixation times are necessary. The term "higher grades of cement" generally refer to grades for #425 cement of above.

Vertical kiln technology is employed by Min You and only cement #325 is produced there.

Cement Customers

All cement production by Min You at the Cangzhou Factory is #325 cement, accounting for 100% of the cement sales in 1996. Products are primarily sold to over 5 distributors (approximately 59% of the cement sales in 1996). The balance of sales are made directly to end-users, such as farmers or small-size developers located in the Hebei Province, PRC. In 1996, Zhongjie Materials Company, Limited was the largest customer of Min You, representing approximately 19% of the total cement sales. However, the amount of sales to each customer may vary from quarter to quarter depending upon the customer's particular construction activities or, in case of distributors, those of its customers. Min You has resisted entering into fixed price sales contracts due to its expectation that cement prices will continue to escalate for as long as demand exceeds supply.

Real Estate

The apartment building operated by the Company is located within the Central Lonsdale area of the City of North Vancouver, British Columbia. Developments in the immediate area consist primarily of low to medium density residential units, with commercial development focused along Lonsdale Avenue to the west and the more prominent cross streets such as 13th Street and 15th Street. Lions Gate Hospital, a principal medical facility, is located just north of the apartment building at the intersection of East 13th Street and St. George Avenue.

The Central Lonsdale corridor serves as the primary commercial centre for the city and the surrounding areas of North Vancouver. Residential development in the surrounding areas consist of variety of 3-story rental and strata tiled apartments, plus lower density townhouse developments. The area also has signs of higher density development spotted throughout the area. Thus, the apartment building is located within a desirable and stable multiple residential oriented neighbourhood, located in close proximity to local retail, recreational and public amenities.

The  following   information   has  been   extracted  from  the  Canada  Housing
Corporation's ("CMHC") Vancouver CMA Rental Market Report.

                                  VACANCY RATES

Region                           10/95                  10/96
------                           -----                  -----

City of North                    0.2%                   0.1%
Vancouver

District of North                0.5%                   0.2%
Vancouver

Metro Vancouver                  0.8%                   1.1%


                             APARTMENT RENTAL RATES

City of North Vancouver          10/95                  10/96
-----------------------          -----                  -----

Bachelor                         CDN$552                CDN$553

One Bedroom                      CDN$650                CDN$677

Two Bedroom                      CDN$779                CDN$812

The apartment building improvements in North Vancouver consist of a three-story wood frame rental apartment building constructed in the late 1960's. The building has a below grade basement containing the mechanical rooms, various storage rooms, workshops and recreational areas.

The apartment building has a total of 60 suites consisting of one bachelor suite, 38 one bedroom suites and 21 two bedrooms suites. Twelve of the two bedrooms suites, located on the corners of the building offer wood burning fireplaces. The suites are generally larger than average and on the whole, have been well maintained. General finishing details include hardwood floors or wall-to-wall carpeting with vinyl flooring in the kitchens and bathrooms, adequate cabinet/counter space in the kitchens with two appliances, partly tiled shower surrounds in the bathroom and covered balconies or patios.

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

Rental Rates On Apartment Building

The current monthly rents* are as follows:

SUITE TYPE                          MONTHLY RENT
----------                          ------------

Bachelor                            CDN$580
One Bedroom                         CDN$600 - $680
Two Bedroom                         CDN$745 - $800


----------
*    Rent includes heat, hot water, parking and cablevision

By way of comparison, average apartment rents in the City of North Vancouver and surrounding District of North Vancouver were as follows, based on CMHC Rental Market Survey:

                            CMHC Rental Market Survey

October 1996                        Bachelor         1Bdrm           2Bdrm
------------                        --------         -----           -----

City of North Vancouver             CDN$553          CDN$677         CDN$812
District of North Vancouver         CDN$625          CDN707          CDN$915

The above survey would tend to support the conclusion that the monthly rents within the subject are reasonably in line with market rents, taking into account the size and condition of the units plus the inclusions in the month rent.

Employees

The Company currently employs approximately 500 persons, 4 of whom are in management, 2 of whom oversee operation of the apartment building in North Vancouver, British Columbia and the other 2 monitor the operations in the PRC. Out of 500 persons, 140 were employed full time at Min You (29 of such employees are in management) and 350 were employed full time at Wuhan Container (58 of such employees are in technical department). Pursuant to the articles of association governing the activities of Min You and Wuhan Container, the employees at such factories have established a trade union to protect the rights of the employees. The Company believes that its relationship with its employees at Min You and Wuhan Container are good and that establishment of the trade union facilitates the fulfilment of the economic goals of Min You and Wuhan Container and provides effective assistance in resolution through mediation of disputes between those employees in management of Min You and Wuhan Container and the other employees at the factories.

Government Regulation

The Company is not aware of any government regulations in the United States which materially adversely affects its business or operations in the United States. The Company's participation in operation of Min You and Wuhan Container are subject to significant governmental regulation in the PRC and the Company believes it is in compliance with such regulations to the extent the same are applicable to the Company.

Item 2.  Description of Property

The apartment building which the Company operates in Vancouver is composed of 60 individual residential units in a three story frame building situated at the corner of East 12th Street and St. Andrews Avenue in North Vancouver, British Columbia, Canada. The apartment building consists of approximately 57,340 square feet and is situated on approximately 1,109 acres of land. The apartment building is owned by the Company, subject to first and second mortgages. The land underlying the apartment building is leased pursuant to a lease which terminates on May 31, 2032, subject to earlier termination in certain circumstances. The annual lease cost for the land is fixed at CDN$110,000 (US$80,321) until the year 2010, after which time it will be renegotiated for the remaining term. See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Item 3.  Legal Proceedings

The Company is not a party to any pending or ongoing litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1996, no matters were placed before the stockholders of the Company for consideration.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted on NASDAQ OTC Electronic Bulletin Board (the Bulletin Board"). The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods such securities have been reported on the Bulletin Board. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                 Common Stock
                                                 ------------

                                        Bid($)                     Asked ($)
                                        ------                     ---------

         Period of Quotation       High       Low              High        Low
         -------------------       ----       ---              ----        ---

Fiscal 1995:   First Quarter       5          4                7           5
-----------
               Second Quarter      8          4                8-3/4       5
               Third Quarter       9-1/4      8                10          8-3/4
               Fourth Quarter      9-1/2      5-1/4            10          5-7/8

Fiscal 1996:   First Quarter       6-1/4      5-1/4            7           5-1/2
-----------
               Second Quarter      7-1/2      1-1/2            8           2
               Third Quarter       2-1/2      1                2-3/4       1-1/4
               Fourth Quarter      1-3/8      17/32            1-1/2       5/8

The Company's Common Stock commenced quotation on the Bulletin Board in March 1994. Prior thereto, the Common Stock was quoted in the so-called "Pink Sheets" issued by the National Quotation Bureau. Information relating to that period of time that the Company's Common Stock has been quoted on the Bulletin Board, was received from NASDAQ Market Research. Information relating to the prior period was provided by the National Quotation Bureau.

As of April 7, 1997, there were approximately 1,447 holders of record of the Common Stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the Common Stock. The Company believes, based upon security positions listings, that there are more than 2,570 beneficial owners of the Common Stock. The closing bid and asked prices of the Common Stock as reported on the NASDAQ OTC Electronic Bulletin Board on April 7, 1997 were: US$.718 and US$.812 per share of Common Stock, respectively. As of April 7, 1997, there were 13,686,814 shares of Common Stock outstanding and 379,520 shares of non-trading Preferred Stock.

The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

Item 6.  Selected Financial Data

Financial statements of the Company for the two years ended December 31, 1996 have all been audited by Deloitte Touche Tohmatsu International, independent certified public accountants, whose report is included in this document. As the Company acquired the container manufacturing business in the PRC only in September

1996, no historic comparative financial data was selected for discussion. Management's Discussion and Analysis of Financial Condition and Results of Operations are based on the operational results of each of the subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

In June 1994, Company, then known as Alpine International Corporation entered into a business combination with Vancouver Hong Kong Properties Limited, which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of Common Stock and 10,357,700 Warrants of Alpine. As a part of the business combination a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of Common Stock and 1,500,000 Warrants for an aggregate of US$120,000 in cash. The foregoing share numbers do not reflect the Company's subsequent one-for-four reverse stock split and one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition. Subsequent to the business combination the name of the legal parent Alpine was changed to Heng Fai China Industries Inc.

During 1996 and 1995 the Company made two acquisitions. The acquisitions were accounted for as a purchase and their operating results are included in the consolidated statements of income from their respective dates of acquisition.

On September 4, 1996, the Company through a wholly-owned subsidiary acquired a 70% interest in Wuhan Container Co., Ltd. in exchange for 727,272 shares of the Company's restricted common stock. Wuhan Container is a joint venture incorporated in the PRC which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

The acquisition of Wuhan Container in the PRC was accounted for under the purchase method of accounting. Under this method, the purchase price is allocated to the fair value of the net assets acquired and any excess is considered to be goodwill. No goodwill arose on this acquisition.

On January 9, 1995, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the common stock of Heng Fai China & Asia Industries, Limited ("Heng Fai Asia") in exchange for nominal consideration. Heng Fai Asia through its wholly-owned subsidiaries had various options to acquire interests in various lease interests or operating joint ventures in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

Heng Fai Asia, through its wholly-owned subsidiary formed in January 1995 exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"). The subsidiary was entitled to lease the production line for five years for a rental of Rmb1.2 million (US$144,288) payable through expenditures to renovate and modernize the Cangzhou Factory. The expenditures were made in 1995 and the resulting prepaid rental is being amortized over the five year term of the leases. Amortization was US$28,683 in 1996 and US$28,750 in 1995. At the initiation of the Cangzhou Factory lease, the lessor provided certain raw materials and finished goods totaling US$91,415, payment of which is due, without interest, at the expiration of the lease in December 1999. Heng Fai Asia's other options lapsed in 1995.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

With a commitment to total manufacturing excellence, the Company undertook a series of initiatives during the year, designed to provide long term cost effective productions to meet anticipated growth in customer demand in 1997 and beyond. These included the modernization of the production line of both Min You and Wuhan Container. The directors considered the costs associated with this upgrade to be fully justified by providing a more flexible pricing structure giving rise to an increase in orders for the coming years.

Consolidated sales increased substantially by 223.8% in 1996 to US$2,051,366 from US$633,574 in 1995, reflecting the contribution in sales from Wuhan Container as well as the rise in the sales of cement by Min You.

General corporate expenses increased by US$68,452 from US$1,833,233 in 1995 to US$1,901,685 in 1996, a rise of only 3.7%. Despite the Company had carried out acquisition during 1996, the general corporate exercises for the Company and its subsidiaries have been closely kept under control.

Other operating and administrative expenses, included in the general corporate expenses, increased to US$297,245 in 1996, up 70.3% from US$174,527 in 1995; however this represents an decrease as a percentage of turnover to 14.5% in 1996 compared to 27.6% in 1995. Net interest expenses increased to US$184,485 in 1996 from US$101,248 in 1995. The rise in interest expenses in 1996 was attributed to the interest expenses bore by Wuhan Container.

Minority interests increased to US$3,583,399 in 1996 and such an increase is primarily due to the minority shareholders of Wuhan Container.

Provision for income taxes of the Company was nil for 1996 compared to US$16,947 for 1995 which is the provision for Canadian taxes in 1995 only. Under current PRC regulations, one of the Company's subsidiaries in the PRC receive a full exemption from enterprise income tax for two years starting from their first profitable year, followed by 50% reduction in income taxes for the next three profitable years. In 1996, the subsidiaries had not reported any operating profits.

The Company's net loss increased by 16.0% to US$2,288,328 in 1996 from US$1,972,726 in 1995, making the net loss per share to be US$0.20 in 1996 from US$0.19 in 1995.

Though the Company had experienced the operating loss in 1996, its total assets had soared up to slightly over US$10 million as at December 31, 1996 (US$0.89 per share of common stock) while that was only US$1.7 million as at December 31, 1995 (US$0.16 per share of common stock).

Year Ended December 31, 1995 Compared to Year Ended 31, 1994

The Company's operations during 1994 was comprised solely of the operation of the North Vanocuver, British Columbia, property while in the second half of 1995, the Company has acquired the cement operations. Henceforth, the revenues for the year ended December 31, 1995 increased to US$633,574 from US$333,319 for the year ended December 31, 1994, principally the result of the revenues derived in the second half of 1995 from the Company's cement operation.

The Company's net loss for 1995 was US$1,972,726, a change of US$2,000,041 compared to net income of US$27,315 for 1994. The increase in the net loss was due to (i) the operating loss for the cement segment;

and (ii) higher general corporate expenses.

The operating profit for the Company's North Vancouver, British property decreased by US$14,511 due to increased operating costs while the Company's cement operations incurred an operating loss of US$75,107 in 1995.

During 1995 the Company purchased shares of the common stock of three companies traded on Hong Kong Stock Exchange. These securities are classified as available for sale and, accordingly, the decline in their market value has been charged directly to stockholders' equity as a separate component thereof.

General corporate expenses increased in 1995 by US$1,814,594 as the results of consulting fees of US$1,620,433, and a US$110,751 increase in legal, professional and audit fees. The consulting fees relate to an agreement the Company entered into in June 1995 for investor relations and financial advisory services. Legal and professional fees increased in 1995 for expenses related to the Company's commencement of new business activities through investments in the PRC.

Liquidity and Capital Resources

In 1996, net cash provided by financing activities was US$2,333,764 and net cash used in operating activities and investing activities were US$1,845,079 and US$373,427 respectively and resulted in a net increase in cash and cash equivalents of US$115,258.

The Company primarily used the operating cash flows to fund its capital expenditures and working capital requirements. For fiscal 1996, the Company's working capital requirements have not fluctuated significantly. From December 31, 1996 to December 31, 1995, net accounts receivable increased from US$29,307 to US$980,172, short-term borrowings increased from US$60,120 to US$2,403,026, and long-term mortgage payable (including current portion) decreased from US$992,433 to US$973,663. Total borrowings as of December 31, 1996 amounted to US$3,376,689, representing an increase of 220.8% over total borrowings of US$1,052,553 as of December 31, 1995. In addition, cash and cash equivalents increased from US$55,001 at December 31, 1995 to US$170,259 at December 31, 1996.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's operating losses and net asset deficiency raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

Exchange Rate Risk

At present, the Company's sales and purchases are denominated in US dollars, Hong Kong dollars and Renminbi ("Rmb"). In view of the exchange rate pegged between Hong Kong dollars and US dollars, the Company is not subject to any direct exposure from the fluctuation of US dollars.

Rmb is currently not freely convertible. Prior to January 1, 1994, all foreign exchange transactions involving Rmb in the PRC were placed through the People's bank of China or authorised financial institutions at the official exchange rate set by the State Administration of Exchange Control (the "SAEC"). In addition, Rmb could also be converted at swap centres established by the SAEC open to PRC enterprises and foreign investment enterprises, subject to the SAEC approval of each foreign currency transaction, at exchange rate influenced by the actual demand and supply of foreign currency in the PRC. The exchange rate quoted by the SAEC generally differs from the exchange rate quoted by the swap centres.

On January 1, 1994, the PRC government unified the two-tier system by adopting a unified floating exchange rate system largely based on market supply and demand. In place of the official rate and swap rate, the People's Bank of China now publishes a daily exchange rate (the "PBOC Exchange Rate"). Banks and other financial institutions authorised to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorised range above or below the PBOC Exchange Rate according to the market conditions. While the new system has removed the two-tier exchange rate system, Rmb is still not a freely convertible currency.

Full convertibility of the Rmb was expected to be possible by the year 2000. However, recent improvements in the PRC's foreign exchange reserves have accelerated the PRC government's plan to make the Rmb fully convertible.

As a matter of policy, the Company sources supply of raw materials from PRC domestic producers whenever possible. The management believes that the policy allows the Company to utilise the Rmb received from its customers and minimise the Company's exposure to Rmb exchange risks. The Company therefore does not anticipate any exchange rate fluctuation which would have an adverse effect on the financial performance and assets value of the Company when measured in terms of U.S. Dollars.

The Company is not involved in any hedging activities in foreign currencies.

Inflation

The general inflation rate in China was approximately 13%, 24% and 15% per annum in 1993, 1994 and 1995, respectively. Accordingly, the PRC Government has taken steps to control inflation by means of credit restrictions, increase in interest rates and open market operations, which in turn, lead to a slowdown of the Chinese economy. As a result of the PRC inflation, the austerity measures implemented by the PRC Government have continued to affect the operations of Min You and Wuhan Container. Although there is a sign of easing in such austerity measures, both turnover and profit margin of Min You and Wuhan Container are still severely affected.

The Operating Subsidiaries

Vancouver Hong Kong Properties Limited - Summary Financial Information

                               Fiscal 1996       Fiscal 1995       Fiscal 1994
Revenues                        $ 336,644         $ 347,034         $ 327,381
Income from operations             85,883           110,608           125,119

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenue decreased by 3% to US$336,644 in 1996 from US$347,034 in 1995. The decrease was principally attributable to a decrease of the occupancy rate during 1996.

Operating income dropped by 22.4% to US$85,883 in 1996 compared to US$110,608 in 1995, and also decreased as a percentage of revenue to 25.5% in 1996 compared to 31.9% in 1995. The decrease was primarily due to the extent of the increase in rentals is less than the extent of the increase in the operating and administrative expenses during 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Income increased by 6% to US$110,608 in 1995 from US$327,381; however, the operating income has been dropped by 11.6% which mainly due to the increase in the operating costs.

Min You Cement Company Limited - Summary Financial Information

                               Fiscal 1996       Fiscal 1995
Revenues                         $ 540,191         $ 278,622
Loss from operations                62,487            75,107

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues for Min You increased by 93.9% to US$540,191 in 1996 from US$278,622 in 1995. Min You only started its production in the second half of 1995 and when it operated at its full capacity, the volume produced almost doubled those of 1995.

The operating loss decreased by 17% to US$62,487 in 1996 from US$75,107 in 1995 and also a percentage of revenues to 11.6% in 1996 compared to 27% in 1995. The austerity measures mentioned above had severely undermined the profitability of the cement operation.

The cement operation only commenced in the second half of 1995.

Wuhan Container Company Limited

The Company's operation of container manufacturing incurred an operating loss of US$241,208 in fiscal 1996, is as follows:

     Sales                     $ 1,082,317
     Cost of Sales              (1,009,105)
     Other                        (314,420)
                               -----------
                               $  (241,208)
                               ===========

For the months of September through December 1996, Wuhan Container operated less than its full capacity. As a result, the sales and gross profit margin of the container manufacturing operations in 1996 were lower than the level management believes can be achieved under normal operating conditions. In addition, the cost of sales have increased due to an overall increase in raw material costs.

Summary financial information has not been provided for securities investment as its operations is insignificant compared to the above.

Significant Uncertainties

The Company, by choosing to concentrate many of its resources in the PRC, may be subject to substantial regulatory hurdles and governmental and economic uncertainties. By doing business in the PRC through joint ventures with local Chinese partners this risk is reduced; however, there is no assurance that the Company will be successful in financing and carrying through these projects into profitability.

The Company's investments are principally carried out in Rmb, Canadian dollars and Hong Kong dollars. At present, the Company's currency receipts for the manufacturing segments are in Rmb while the currency receipts for rental operations and securities investments are in Canadian dollars and Hong Kong dollars respectively. With the increase in the manufacturing operation of the Company in the PRC, the currency receipts in Rmb will to some extent be increased.

Since the late 1980's, the PRC economy has moved from a centrally planned economy to a "socialist market-oriented economy" subject to a series of economic reforms and economic plans adopted by the PRC government. Although it is expected that the PRC government will continue to follow the model of a socialist market-oriented economy more closely, there is no assurance that the PRC government will continue to pursue its economic reforms and that its current policies will remain relatively consistent with such reforms, particularly in the event of any change in the political leadership of, or the political, military, economic or social conditions in, the PRC.

The policies adopted by the PRC government to regulate matters such as currency conversion, taxation and restrictions on the import and distribution of foreign goods can have significant effects on the economic environment in the PRC and consequently on enterprises with business interests in the PRC.

The Company's production facilities are located in the PRC. The PRC has been the Company's largest market and sales to the PRC accounted for approximately 82.2% of the Company's turnover for the year ended December 31, 1996. There is no assurance that the Company will not be adversely affected by any change in governmental policies or any unfavourable change in the political, military, economic or social conditions; the laws or regulations; or the rates or basis of taxation in the PRC.

Item 8. Financial Statements

The following financial statements are filed at the end of this report, beginning on page F-1:

                         HENG FAI CHINA INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

CONTENT                                                                  PAGE(S)
-------                                                                  -------

REPORT OF INDEPENDENT AUDITORS ...................................         F - 1

CONSOLIDATED BALANCE SHEETS ......................................         F - 2

CONSOLIDATED STATEMENTS OF INCOME ................................         F - 4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
  EQUITY (DEFICIT) ...............................................         F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS ............................         F - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ...................         F - 7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters, which would require disclosure herein.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The names and ages of all directors and executive officers of the Company are as follows:

Name                     Age     Position with the Company

Fai H. Chan              52      President, Chief Executive Officer and Director

Ronald M.T. Lau          27      Director

Robert H. Trapp          41      Secretary, Treasure and Director

Management Biographies

Fai H. Chan has been the president and a director of the Company since June 1994 and has served as the Company's Chief Executive Officer since June 1995. From June 1993 onwards, Mr. Chan has been a director of Inter-Asia Equities, Inc., a Canadian company and since September 1992, Mr. Chan has also been an executive director and director of Heng Fung Holdings Co., Ltd., a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. Since March 1988, Mr. Chan has been chairman of the board of directors of American Pacific Bank, a bank in Oregon, and between April 1991 and April 1993, he was the chief executive officer of such bank.

Ronald M.T. Lau has been a director of the Company since July 1995. Since June 1995, Mr. Lau has been the financial controller of Heng Fung Holdings Co., Ltd., a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. Prior thereto, from August 1991 until October 1994, Mr. Lau worked as an auditor at Deloitte Touche Tohmatsu in Hong Kong. He had been the vice president of Hua Jian International Finance Company Limited (a member of China Huaneng Group) until June 1995.

Robert H. Trapp has been the secretary and treasurer and a director of the Company sine June 1994. Since May 1995, Mr. Trapp has been a director of Heng Fung Holding Co., Ltd., a public company in Hong Kong, which is listed on the Hong Kong Stock Exchange. Since April 1994, Mr. Trapp has been the secretary of the Company. Since February 1995, Mr. Trapp has been a director of Inter-Asia Equities, Inc. a Canadian company.

Since July 1991, he has also been the Canadian operational manager of Pacific Concord Holding (Canada) Ltd., responsible for management, marketing, and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991, Mr. Trapp was a securities trainee at Pacific International Securities in Vancouver, B.C., Canada. Between September 1985 and June 1989, Mr. Trapp served as an executive officer and a director of Inter-Asia Equities, Inc.

All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.

The Board of Directors met twice during the fiscal year ended December 31, 1996. No incumbent director attended fewer than all of the meetings held by the Board of Directors.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries.

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate of limit the liability of a director: (i) for any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) arising under Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derived an improper personal benefit. The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in Securities Act and is therefore unenforceable.

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

Based solely upon a review of Form 3, Forms 4, and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, it is the Company's belief that, other than that as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same.

Item 11. Executive Compensation

Summary Compensation Table

During the year ended December 31, 1996 Heng Fai Management, Inc., a wholly owned subsidiary of the Company, paid $500,000 in consulting and management fees to Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, the Company's chief executive officer. No other officers or directors of the Company earned in excess of $100,000 during the year ended December 31, 1996.

                                                               Long-Term Compensation
                                 Annual Compensation   ------------------------------------
                               ----------------------
                                                          Awards                 Payouts
                                                          ------                 -------
Name                                                   Restricted
and                                      Other Annual       Stock                                             All
Principal             Salary    Bonus    Compensation      Awards    Options/           LTIP                Other
Position      Year       ($)      ($)             ($)         ($)     SARs (#)    Payout (#)      Compensation(s)
---------    ------   ------    -----    ------------      ------    --------     ----------      ---------------

Fai H. Chan   '96    500,000(1)   --              --           --           --            --                  --
President     '95       --        --              --           --           --            --                  --
  & CEO       '94       --        --              --           --           --            --                  --


(1) Represents fees paid to Tight Hold Investment Ltd. a company wholly owned by Mr. Chan

Stock Option Plans

The Company currently has no stock option plans.

Option/SAR Grants in Last Fiscal Year

There were no options granted during the fiscal year ended December 31, 1996 as set forth below.

Aggregate   Option/SAR  Exercises  in  Last  Fiscal  Year  And  Fiscal  Year-End
Options/SAR Values

No options were exercised during the fiscal year ended December 31, 1995 as set forth below and there exist no unexercised options as of the end of the fiscal year ended December 31, 1996.

Employment Agreements

Heng Fai Management, Inc., a wholly owned subsidiary of the Company, entered into a consultation and management agreement with Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, President and Chief Executive Officer of the Company. The term of this agreement is for ten years having commenced November 1st, 1996 and ending October 31, 2006. The remuneration the Company shall pay for services rendered pursuant to this agreement is as follows: (i) the sum of $500,000 per year for the duration of employment, a rate of $41,666.67 per month over 12 equal payments; and (ii) upon the Company meeting Nasdaq National Markets System requirements of having $4,000,000 in net tangible assets, and obtaining the other requirements which allow the Company's stock to be marginable on NASDAQ and having declared at least a minimum $0.10 per share earning and $0.05 dividend to common shareholders, the fee shall increase to US$1,000,000 per year for the duration of employment, a rate of $83,333.00 per month.

Remuneration of Directors

Directors do not receive compensation for attendance at meetings of the Board of Directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 7, 1997, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding Common Stock: (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group (3 persons). Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

                                                            % of Outstanding
                                                                 Shares
Name and Address                  Number of Shares          of Common Stock
of Beneficial Owner (1)           Beneficially Owned (1)  Beneficially Owned (1)
-------------------------------   ----------------------  ----------------------

Fai H. Chan
Unit B, 13/Floor
Lippo Leighton Tower
103-109 Leighton Road
Causeway Bay
Hong Kong                         3,892,886 (2)                   28.4%

Keow Y. Chan
Unit B, 13/Floor
Lippo, Leighton Tower
103-109 Leighton Road
Causeway Bay
Hong Kong                         2,180,000 (3)                   15.9%

Ebly Profit Limited
7 Temasek Boulevard
#43-03 Suntec City Tower 1
Singapore, 038987                 2,000,000                       14.6%

Ronald M.T. Lau
Room 204, Block West
Upper Wong Tai
Sin Estate, Kowloon                 100,000                         .7%

Robert H. Trapp
2103-1651 Harwood Street
Vancouver, B.C.
Canada V6G 1Y2                      100,000                         .7%

All Executive Officers &
   Directors as a Group
   (3 Persons) (4)                6,272,886                       45.8%

(1) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from April 7, 1997 have been exercised or converted, as the case may be.

(2) Includes 3,300,000 shares owned of record directly by the noted stockholder. Also includes 37,500 shares of Common Stock and 37,500 shares of Common Stock underlying Warrants owned of record by Inter-Asia Equities, Inc. ("Inter-Asia") and 258,943 shares of Common Stock and 258,943 shares Common Stock underlying Warrants owned by the Excess Pension

     Fund, Inc. (the "Fund"). The noted stockholder is an officer, director and stockholder of Inter-Asia and a beneficial owner of the Fund. The stockholder's wife is the President and Director of Inter-Asia and a beneficial owner of the Fund. Excludes the 2,180,000 shares owned of record by the wife of the noted stockholder. See Footnote (3) below.

(3) Excludes 3,300,000 shares owned of record by the husband of the noted stockholder, 258,943 shares of Common Stock and 258,943 Warrants owned by the Fund and the 37,500 shares of Common Stock and 37,500 Warrants owned by Inter-Asia. See Footnote (2) above.

(4) In the event that the noted stockholder was deemed to beneficially own all of the shares owned of record by the spouse of the noted stockholder, such stockholder would be deemed to beneficially own 6,272,886 shares or approximately 45.8% of the outstanding Common Stock of the Company.

There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

Item 13. Certain Relationships and Related Transactions

The Company maintains deposits in accounts at American Pacific Bank. Fai H. Chan (an officer, director and stockholder of the Company) is an officer and/or director of such bank. See Note 12 of the Notes to the Consolidated Financial Statements.

The Company owns 7,492,000 shares of common stock of Heng Fung Holdings Company Limited. Messrs. Chan ,Trapp, and Lau (officers, directors and/or stockholders of the Company) are officers, directors and /or stockholders of such company. See Note 12 of the Notes to the Consolidate Financial Statements included elsewhere herein.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a)(1)(2)   Financial   Statements  and  Schedules  -  See  index  to  financial
            statements and financial statement schedule on page 15 of this Annual Report.

(a)(3) Exhibits marked with an (*) are filed herewith. Other exhibits, incorporated by reference, were previously filed with the Securities and Exchange Commission ("SEC") as indicated.

Exhibit No.                      Description

*3.1(a)     Certificate of Incorporation of Registrant, as amended.

*3.1(b)     Agreement and Plan of Merger, as amended.

*3.2        By-laws of Registrant, as amended.

*4.1        Specimen certificate representing Registrant's Common Stock.

10.1        Wuhan Container Acquisition  Agreement  incorporated by reference to
            Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 20, 1996, as amended.

10.2        Consulting   Agreement  between   Registrant  and  Thomas  E.  Waite
            incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 filed with the SEC on March 20, 1997.

*10.3 Consulting and Management Agreement between Heng Fai Management, Inc. and Tight Hold Investment Limited dated November 4, 1996.

*21         Subsidiaries of the Registrant.

*27         Financial Data Schedule.

(b) The Company has not filed any reports on Form 8K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised, on April 16, 1997


                                          HENG FAI CHINA INDUSTRIES, INC.


                                          By: /s/ Fai H. Chan
                                              ----------------------------------
                                              Fai H. Chan


     In accordance with Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated


Signature                            Title                           Date
---------                            -----                           ----


/s/ Fai H. Chan             President, CEO & Director            April 16, 1997
----------------------
Fai H. Chan



/s/ Robert H. Trapp         Secretary, Treasurer & Director      April 16, 1997
----------------------
Robert H. Trapp



/s/ Ronald M.T. Lau         Director                             April 16, 1997
----------------------
Ronald M.T. Lau

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HENG FAI CHINA INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheets of Heng Fai China Industries, Inc. (the Company) and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heng Fai China Industries, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and minimal net tangible assets raise doubt its ability to continue as a going concern. The financial support from a principal shareholder is described in Note 2.



Hong Kong
April 14, 1997

                         HENG FAI CHINA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (United States Dollars)

                                     ASSETS
                                                            As of December 31,
                                                        ------------------------
                                                            1996         1995
                                                        -----------  -----------
Current assets:
  Cash and cash equivalents ..........................  $   170,259  $    55,001
  Available-for-sale securities (note 5) .............      682,331      480,835
  Accounts receivable, trade, less allowance
     for doubtful accounts of $70,258 in 1996
     and $0 in 1995 ..................................      980,172       29,307
  Inventories (note 6) ...............................    4,403,682      154,370
  Prepaid and other current assets ...................      151,722       19,726
  Amounts receivable from related parties (note 12) ..      136,439       11,639
  Value added taxes recoverable ......................      611,790         --
                                                        -----------  -----------
     Total current assets ............................    7,136,395      750,878
Property, plant and equipment, net (note 7) ..........    3,402,238      857,548
Prepaid rental (note 3) ..............................       86,747      115,430
                                                        -----------  -----------
    Total assets .....................................  $10,625,380  $ 1,723,856
                                                        ===========  ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings (note 9) .....................  $ 2,403,026  $    60,120
  Mortgage loan payable - current portion (note 13) ..      108,069       17,325
  Accounts payable ...................................      837,596      165,652
  Bills payable (note 10) ............................      722,892         --
  Margin loans payable (note 11) .....................      489,193      274,420
  Interest payable ...................................       40,212       32,983
  Other accrued expenses .............................      360,749      116,718
  Security deposits payable ..........................       11,992       10,095
  Amounts payable to related parties (note 12) .......    1,110,544       22,005
                                                        -----------  -----------
     Total current liabilities .......................    6,084,273      699,318
                                                        -----------  -----------
Long-term liabilities:
  Mortgage loans payable (note 13) ...................      865,594      975,108
  Long-term payable (note 3) .........................       88,744       91,415
                                                        -----------  -----------
     Total long-term liabilities .....................      954,338    1,066,523
                                                        ===========  ===========

                         HENG FAI CHINA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (United States Dollars)

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                                                     As of December 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------
Minority interests ..........................................      3,583,399            --
                                                                ------------    ------------
Commitments and contingencies (note 18)

Shareholders' equity (deficit):
  Preferred stock, $10 par value, 500,000 shares authorized,
     unissued ...............................................           --              --
  Common stock, $.01 par value, 30,000,000 shares authorized;
     issued and outstanding 1996: 11,986,814 shares and 1995:
     10,859,542 shares ......................................        119,868         108,595
  Contributed surplus .......................................      4,701,023       2,812,546
  Unrealized loss on available-for-sale securities (note 5) .        (78,825)        (43,941)
  Cumulative exchange adjustments ...........................          6,968           6,968
  Accumulated deficit .......................................     (4,510,914)     (2,222,586)
                                                                ------------    ------------
                                                                     238,120         661,582
  Common stock issued for consulting services to be received
   (note 8) .................................................       (234,750)       (703,567)
                                                                ------------    ------------
  Total shareholders' equity (deficit) ......................          3,370         (41,985)
                                                                ------------    ------------
  Total liabilities and shareholders' equity (deficit) ......   $ 10,625,380    $  1,723,856
                                                                ============    ============

        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                             (United States Dollars)

                                                            Year ended December 31,
                                                --------------------------------------------
                                                     1996            1995            1994
                                                ------------    ------------    ------------
Revenues:
  Rental income .............................   $    336,644    $    347,034    $    327,381
  Sales of cement ...........................        540,191         278,622            --
  Sales of containers .......................      1,082,317            --              --
  Interest ..................................          1,490           4,187           3,235
  Investment income .........................         56,552           3,731           2,703
  Others ....................................         34,172            --              --
                                                ------------    ------------    ------------
    Total revenues ..........................      2,051,366         633,574         333,319
                                                ------------    ------------    ------------
Expenses:
  Cost of sales of cement ...................        469,495         235,711            --
  Cost of sales of containers ...............      1,009,105            --              --
  Allowance for doubtful accounts ...........         70,258          48,420            --
  Machinery lease rental (note 3) ...........         28,683          28,570            --
  Depreciation ..............................         42,800          43,573          46,442
  Legal and professional fees ...............         82,831         133,101          22,350
  Consulting fees (note 8) ..................      1,368,567       1,620,433            --
  Consulting fees paid to a related company
    (note 12) ...............................        500,000            --              --
  Interest on long-term debt ................         85,990          89,650            --
  Interest on short-term debt ...............         99,985          15,785          79,165
  Utilities .................................         48,924          41,871          43,995
  Foreign exchange loss (gain) ..............         17,094          12,025         (50,153)
  Land lease ................................         80,321          80,321          80,533
  Plant lease rental ........................         22,809            --              --
  Real estate management fees ...............         14,020          15,845          12,373
  Salaries ..................................        107,716          11,185            --
  Travelling ................................         70,950          38,336            --
  Other operating and administrative expenses        297,245         174,527          71,299
                                                ------------    ------------    ------------
    Total expenses ..........................      4,416,793       2,589,353         306,004
                                                ------------    ------------    ------------
Net (loss) income before income taxes .......     (2,365,427)     (1,955,779)         27,315
                                                ------------    ------------    ------------
Provision for income taxes (note 15) ........           --            16,947            --
                                                ------------    ------------    ------------
Net (loss) income before minority interest ..     (2,365,427)     (1,972,726)         27,315

Minority interest ...........................         77,099            --              --
                                                ------------    ------------    ------------
Net (loss) income ...........................   $ (2,288,328)   $ (1,972,726)   $     27,315
                                                ============    ============    ============
Net (loss) income per share .................   $       (.20)   $       (.19)   $        .02
                                                ============    ============    ============
Weighted average number of shares of common
  stock outstanding .........................     11,223,288      10,624,064       1,108,037
                                                ============    ============    ============

        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (United States Dollars)

                                                                             Unrealized                 Common stock
                            Common                                            loss on                   issued for
                             stock                                            available   Cumulative    consulting
                           Number of             Contributed  Accumulated     for sale     exchange     services to
                            shares      Amount     surplus      deficit      securities   adjustments   be received      Total
                          ----------   --------   ----------  -----------    ----------   ----------      ---------     ----------
At December 31, 1993....   3,335,820   $167,000   $1,435,000  $(1,602,000)    $   --        $ --        $    --       $    --
Elimination of deficit
  and net assets at date
  of acquisition........        --         --     (1,602,000)   1,602,000         --          --             --            --
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                           3,335,820    167,000     (167,000)        --           --          --             --            --
Issued to effect the
  acquisition of
  Vancouver Hong
  Kong (Note 1).........  10,357,700    517,885     (440,744)    (277,175)        --          --             --         (200,034)
Issued for cash
  (Note 1)..............   1,500,000     75,000       45,000         --           --          --             --          120,000
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          15,193,520    759,885     (562,744)    (277,175)        --          --             --          (80,034)
Reverse stock split
  (Note 14a)............ (11,395,140)  (569,757)     569,757         --           --          --             --             --
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                           3,798,380    190,128        7,013     (277,175)        --          --             --          (80,034)
Reverse stock split
  (Note 14b)............  (3,413,838)  (186,283)     186,283         --           --          --             --             --
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                             384,542      3,845      193,296     (277,175)        --          --             --          (80,034)
Private placement
  (Note 14c)............  10,000,000    100,000         --           --           --          --             --          100,000
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          10,384,542    103,845      193,296     (277,175)        --          --             --           19,966
Net income..............        --         --           --         27,315         --          --             --           27,315
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
At December 31, 1994....  10,384,542    103,845      193,296     (249,860)        --          --             --           47,281

Issued to effect a
  consulting agreement
  (notes 14d) (note 8a).     400,000      4,000    2,320,000         --           --          --       (2,324,000)          --
Amortization of
  consulting fees.......        --         --           --           --           --          --        1,620,433      1,620,433
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          10,784,542    107,845    2,513,296     (249,860)        --          --         (703,567)     1,667,714
Private placement
  (Note 14e)............      75,000        750      299,250         --           --          --             --          300,000
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          10,895,542    108,595    2,812,546     (249,860)        --          --         (703,567)     1,967,714
Foreign exchange
  translation
  adjustments...........        --         --           --           --           --         6,968           --            6,968
Net loss................        --         --           --     (1,972,726)        --          --             --       (1,972,726)
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          10,859,542    108,595    2,812,546   (2,222,586)        --         6,968       (703,567)         1,956
Unrealized loss on
  securities available
  for-sale..............        --         --           --           --        (43,941)       --             --          (43,941)
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
At December 31, 1995....  10,859,542    108,595    2,812,546   (2,222,586)     (43,941)      6,968       (703,567)       (41,985)

Issued to affect
  consulting agreements
  (note 14f)(note 8b)...     400,000      4,000      895,750         --           --          --         (899,750)          --
Amortization of
  consulting fee........        --         --           --           --           --          --        1,368,567      1,368,567
Issued for acquisition of
  a subsidiary (note 14g)    727,272      7,273      992,727         --           --          --             --        1,000,000
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          11,986,814    119,868    4,701,023   (2,222,586)     (43,941)      6,968       (234,750)     2,326,582
Net loss................        --         --           --     (2,288,328)        --          --             --       (2,288,328)
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
                          11,986,814    119,868    4,701,023   (4,510,914)     (43,941)       --         (234,750)        38,254
Unrealized loss on
  securities available for
  sale..................        --         --           --           --        (34,884)       --             --          (34,884)
                          ----------   --------   ----------  -----------     --------      ------      ---------     ----------
At December 31, 1996....  11,986,814   $119,868   $4,701,023  $(4,510,914)    $(78,825)     $6,968      $(234,750)    $    3,370
                          ==========   ========   ==========  ===========     ========      ======      =========     ==========

        See accompanying notes to the Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (United States Dollars)

                                                               1996           1995           1994
                                                           -----------    -----------    -----------
Cash flow from operating activities
  Net (loss) income ....................................   $(2,288,328)   $(1,972,726)   $    27,315
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
       Minority interest ...............................       (77,099)          --             --
       Depreciation and amortization ...................       194,939         43,573         46,442
       Consulting fees .................................     1,868,567      1,620,433           --
       Allowance for doubtful accounts .................        70,258           --             --
       Provision for stock obsolescence ................        52,322           --             --
       Changes in working capital components:
         Accounts receivable ...........................    (1,021,123)       (27,024)        (2,002)
         Inventories ...................................    (1,935,180)       (62,955)          --
         Prepaid and other current assets ..............         4,851        (17,654)          (166)
         Amounts receivable from related parties .......      (124,800)       (11,639)          --
         Value added taxes recoverable .................      (611,790)          --             --
         Accounts payable ..............................       576,792        164,646        (13,510)
         Bills payable .................................       722,892           --             --
         Interest payable ..............................         7,229         12,490          4,902
         Other accrued expenses ........................       197,553        116,327           --
         Security deposits payable .....................         1,897         (1,208)          (538)
         Unearned rent .................................          --          (12,053)        12,053
         Amounts payable to related parties ............       487,258        (10,383)       (32,617)
         Exchange difference ...........................          --             --          (60,717)
         Prepaid rental ................................        28,683       (115,430)          --
                                                           -----------    -----------    -----------
  Net cash used in operating activities ................    (1,845,079)      (273,603)       (18,838)
                                                           -----------    -----------    -----------
Cash flow from investing activities:
  Purchase of available for sale securities ............      (264,688)      (480,835)          --
  Proceeds from sale of available for sale securities ..        28,308           --             --
  Purchase of property, plant and equipment ............      (158,987)          --             --
  Cash acquired on purchase of subsidiary (note 4) .....        21,940           --             --
                                                           -----------    -----------    -----------
  Net cash used in investing activities ................      (373,427)      (480,835)          --
                                                           -----------    -----------    -----------
Cash flow from financing activities:
  Common stock issued for cash .........................          --          300,000        220,000
  Increase in margin loan payable ......................       243,081        274,420           --
  Repayment of margin loan .............................       (28,308)          --             --
  Increase in short-term borrowings ....................     1,092,930         60,120           --
  Repayment of mortgage loans ..........................       (18,770)       (16,832)       (15,449)
  Repayment of long-term payable .......................        (2,671)          --             --
  Advance from a minority shareholder ..................     1,047,502           --             --
                                                           -----------    -----------    -----------
  Net cash provided by financing activities ............     2,333,764        617,708        204,551
                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ...       115,258       (136,730)       185,713
Cash and cash equivalents:
  Beginning of the period ..............................        55,001        191,731          6,018
                                                           -----------    -----------    -----------
  End of the period ....................................   $   170,259    $    55,001    $   191,731
                                                           -----------    -----------    -----------
Cash paid during the year for:
  Interest .............................................   $   184,078    $    89,650    $    84,399
Non-cash financing activities:
  Issuance of common stock for consulting services .....   $ 1,368,567    $ 2,324,000           --
  Inventories (note 3) .................................          --      $    91,415           --
                                                           ===========    ===========    ===========

        See accompanying notes to the Consolidated Financial Statements.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

1.   ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

     In June 1994, Heng Fai China Industries, Inc., then known as Alpine International Corporation ("Alpine") entered into a business combination with Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of common stock (the "Common Stock") and 10,357,700 common stock purchase warrants (the "Warrants") of Alpine. As a part of the business combination a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of common stock and 1,500,000 common stock purchase warrants for an aggregate of $120,000 in cash. The foregoing share numbers do not reflect the Company's subsequent one-for-four reverse stock split and a one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition. Subsequent to the business combination the name of the legal parent Alpine was changed to Heng Fai China Industries Inc. (the "Company").

     At December 31, 1996, the Company and its subsidiaries' principal activities are the operation of a rental property in North Vancouver, British Columbia in Canada, and the production of cement and containers in the People's Republic of China (the "PRC"). As a result, changes in the economic environment in which these operations exist, including changes in the cost or availability of labor or materials, could have a material impact on the Company. See Note 16 for information on the geographic location of the Company's accounts.

     At December 31, 1996, details of the subsidiary companies are as follows:

                                                                    Percentage of
                                                                    equity interest
                                               Place of             attributable to     Principal
     Name of subsidiary                        incorporation        the Company         activities
     ------------------                        -------------        -----------         ----------
     Heng Fai China & Asia Industries             Hong Kong            100%             Investment holding
     Limited
     Heng Fai China Industries Limited            Hong Kong            100%             Investment holding
     Worldwide Containers Limited                 Hong Kong            100%             Investment holding
     Cangzhou Min You Cement Co., Ltd.            PRC                  100%             Cement manufacturing
                                                                                          and trading
     Wuhan Monkey King Container                  PRC                  70%              Container
       Co., Ltd.                                                                          manufacturing and
                                                                                          trading
     Vancouver Hong Kong Properties               Canada               100%             Property investment
       Ltd.                                                                              and management
     America & China Business Development         Canada               100%             Inactive
       Inc.
     Heng Fai Management Inc.                     British Virgin       100%             Provision of
                                                   Islands                               management services

     The Company holds certain investments in marketable equity securities, which are carried at fair value. Future changes in the market value of these securities could materially affect the Company's financial position.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


2.   CONTINUING OPERATIONS

     These consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has minimal net tangible assets. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

     The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Fai H. Chan who has signed a letter of financial support to the Company.


3.   ACQUISITIONS

     During 1996 and 1995 the Company made two acquisitions. The acquisitions were accounted for as a purchase and their operating results are included in the consolidated statements of income from their respective dates of acquisition.

     On September 4, 1996, through a wholly-owned subsidiary, the Company acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. ("Wuhan") in exchange for 727,272 shares of the Company's restricted common stock. No goodwill arose on the acquisition. Wuhan is a joint venture incorporated in the PRC which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

     The following summary, prepared on a pro forma basis, presents the consolidated results of operations of the Company as if Wuhan had been acquired as of the beginning of the fiscal years presented.

                                            Year ended            Year ended
                                         December 31, 1996     December 31, 1995
                                         -----------------     -----------------

     Net revenues                           $2,154,644            $1,113,103

     Net loss                               $2,467,619            $2,168,331

     Net loss per share                          $0.22                 $0.20

     The above pro forma financial information is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the years presented.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


3.   ACQUISITIONS - continued

     On January 9, 1995, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the common stock of Heng Fai China & Asia Industries, Limited ("Heng Fai Asia") in exchange for nominal consideration. Heng Fai Asia through its wholly-owned subsidiaries had various options to acquire interests in various lease interests or operating joint ventures in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

     Heng Fai Asia, through its wholly-owned subsidiary formed in January 1995 exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"). The subsidiary was entitled to lease the production line for five years for a rental of RMB1.2 million ($144,288) payable through expenditures to renovate and modernize the Cangzhou Factory. The expenditures were made in 1995 and the resulting prepaid rental is being amortized over the five year term of the leases. Amortization was $28,683 in 1996 and $28,750 in 1995. At the initiation of the Cangzhou Factory lease, the lessor provided certain raw materials and finished goods totalling $91,415, payment of which is due, without interest, at the expiration of the lease in December 1999. Heng Fai Asia's other options lapsed in 1995.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following sets forth the significant accounting principles utilized in the preparation of the consolidated financial statements:

     Principles of consolidation - The consolidated financial statements of Heng Fai China Industries, Inc. include the assets, liabilities, revenues and expenses of the Company and all its subsidiaries. All material intercompany transactions and balances have been eliminated.

     Cash flows - The Company's cash and cash equivalents include cash on hand and short-term bank deposits, with original maturities of three months or less .

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid net of cash acquired, common stock issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries in 1996 and 1995:

                                                         As of December 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------      ----------
     Fair value of non-cash assets acquired          $5,083,943            -
     Cash acquired                                       21,940            -
     Common stock issued                             (1,000,000)           -
                                                    -----------      ----------
     Liabilities assumed                            $ 4,105,883            -
                                                    ===========      ==========

     Inventories - Inventories are stated at the lower of cost determined by the weighted average method or market. Work-in-progress and finished goods consist of raw materials, direct labor and overhead associated with the manufacturing process.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Investment securities - The Company has classified the marketable equity securities it holds as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

     Properties, plant and equipment - Properties, plant and equipment are stated at cost. Depreciation and amortization is based on the respective estimated useful lives as calculated on the following bases:

     Building in Canada                  5% declining balance
     Buildings in the PRC                5% straight line method
     Leasehold improvements              Amortized over the term of the lease
                                         which expires on May 31, 2032 using the
                                         straight line method
     Plant and machinery                 10% straight line method
     Furniture and equipment             10% to 20% straight line method
     Motor vehicles                      20% straight line method

     No depreciation is provided for construction in progress.

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

     Revenue recognition - Sales of cement and containers are recognized when merchandise is shipped and title has passed to the customer. Rental income is recognized on a straight-line basis over the periods of the leases.

     Income taxes - Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the tax rates expected to be in effect when the related temporary difference reverse.

     Earnings per share - Earnings per share are based on the weighted average number of common stock outstanding during the year.

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

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


5.   AVAILABLE-FOR-SALE SECURITIES

     The cost and approximate market value of investment securities were as follows:

                                                     As of December 31,
                                                 -------------------------
                                                    1996            1995
                                                 ---------       ---------
     Corporate equity securities:
     Cost                                        $ 761,156       $ 524,776
     Less: Gross unrealized losses                 (78,825)        (43,941)
                                                 ---------       ---------
     Estimated fair value                        $ 682,331       $ 480,835
                                                 =========       =========
     Carrying value                              $ 682,331       $ 480,835
                                                 =========       =========

     All investment securities are pledged to secure the Company's margin loan payable (See Note 11).

     Included in the above securities are 7,492,000 shares at December 31, 1996 and 1995 representing 1.9 percent (1995: 2.7 percent) of the outstanding common stock of Heng Fung Holdings Company Limited, ("Heng Fung") at December 31, 1996. These securities were acquired in 1995 at a cost of $484,778 and had a carrying value of $426,342 at December 31, 1996 and $445,722 at December 31, 1995. Fai H. Chan and Robert H. Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

     The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

6.   INVENTORIES

     Inventories by major categories are summarized as follows:

                                                      As of December 31,
                                                ---------------------------
                                                   1996             1995
                                                ----------       ----------

     Raw materials and supplies                 $3,176,209       $   67,253
     Work-in-progress                            1,070,066           67,591
     Finished goods                                157,407           19,526
                                                ----------       ----------
                                                $4,403,682       $  154,370
                                                ==========       ==========

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


7.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                    As of December 31,
                                               --------------------------
                                                   1996           1995
                                               -----------    -----------
     Buildings .............................   $ 2,316,819    $   722,538
     Leasehold improvements ................       548,333        548,333
     Plant and machinery ...................     1,276,853           --
     Furniture and equipment ...............        50,024           --
     Motor vehicles ........................        55,816           --
     Construction in progress ..............         1,231           --
                                               -----------    -----------
     Total .................................     4,249,076      1,270,871
     Less: Accumulated depreciation
       and amortization ....................      (846,838)      (413,323)
                                               -----------    -----------
                                               $ 3,402,238    $   857,548
                                               ===========    ===========

8.   DEFERRED EXPENDITURE

     (a) In June 1995, the Company entered into a consulting agreement with an unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of common stock and (b) is obligated to issue to the consultant 20,000 shares of common stock each month during the term of the agreement.

          The unamortized portion of the amount recorded for the 260,000 shares of common stock initially issued brought forward from 1995 of $703,567 was fully amortized in 1996 and recognized as consulting fees.

          During 1996, 100,000 shares of common stock were issued to the consultant pursuant to the terms of the agreement in (b) above. The value attributable to the 100,000 shares of common stock issued of $581,000 was charged to the statement of income in 1996 and recognized as consulting fees.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


8.   DEFERRED EXPENDITURE - continued

     (b) In September 1996, the Company entered into a consulting agreement with another unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company issued an aggregate of 300,000 shares of common stock to the consultant in September 1996. The value attributable to the 300,000 shares of common stock issued was $319,500 which has been capitalized and is being amortized over the 12 months term of the consulting agreement. The unamortized portion of the amount recorded for the 300,000 shares of common stock issued is presented as a reduction of shareholders' equity.


9.   SHORT-TERM BORROWINGS

                                                      As of December 31,
                                                  -------------------------
                                                     1996           1995
                                                  ----------     ----------
     Short-term borrowings consist of:

     Unsecured bank overdraft ...............     $    2,977     $   60,120
     Unsecured bank borrowings ..............      2,400,049           --
                                                  ----------     ----------
                                                  $2,403,026     $   60,120
                                                  ==========     ==========

     The weighted average interest rate as of December 31, 1996 and 1995 was 13.21% and 14.42% per annum, respectively.


10.  BILLS PAYABLE

     Bills payable represents accounts payable in form of bills of exchange whose acceptances and settlements are handled by banks.


11.  MARGIN LOAN PAYABLE

     The margin loan payable is collateralized by the Company's investment securities with a carrying value of $682,331. The loan is repayable on demand and bears interest at Hong Kong best lending rate (8.50% at December 31, 1996) plus 3.5 percent per annum.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


12.  RELATED PARTY TRANSACTIONS

     At the balance sheet date the Company had the following balances with related parties, which are interest-free, repayable on demand and unsecured unless otherwise stated:

                                                       As of December 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
     Amounts receivable from:
       A director .............................    $   12,409    $     --
       Parties related to certain directors ...       124,030        11,639
                                                   ----------    ----------
                                                   $  136,439    $   11,639
                                                   ----------    ----------
     Amounts payable to:
       Certain directors ......................    $  688,987    $   22,005
       Parties related to certain directors ...       421,557          --
                                                   ----------    ----------
                                                   $1,110,544    $   22,005
                                                   ==========    ==========

     In addition at December 31, 1996 and 1995, the second mortgage of $87,623 and related interest payable of $3,522 are payable to the Silverstein Foundation, Inc., a Panama company, in which Fai H. Chan's children have beneficial ownership interests. The related interest expense was $8,947 in 1996, $11,066 in 1995 and $9,463 in 1994.

     In addition to the above, in 1996, a consulting fee of $500,000 was paid to a company in which Fai H. Chan has a beneficial ownership interest.

13.  MORTGAGE LOANS PAYABLE

                                                          As of December 31,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
     First mortgage, principal due monthly through
       June 15, 1998 with fixed interest at 8.75% ...   $ 886,040    $ 904,810
     Second mortgage, principal due September 1, 1997
       with interest at Canadian prime (4.75% as at
       December 31, 1996) plus 4% ...................      87,623       87,623
                                                        ---------    ---------
                                                          973,663      992,433
     Less: Current portion ..........................    (108,069)     (17,325)
                                                        ---------    ---------
                                                        $ 865,594    $ 975,108
                                                        =========    =========

     The mortgage loans are denominated in Canadian dollars. The maturities of the mortgage loans as at December 31, 1996 are as follows:

         1997                                           $108,069
         1998                                            865,594
                                                        --------
                                                        $973,663
                                                        ========

     The Company has pledged property and premises with a net book value of $783,565 at December 31, 1996 to secure the mortgage loans.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


14.  CAPITAL STOCK

     During the three years ended December 31, 1996 there were several changes of the Company's capital as set out below:

     In 1994,

     a) the Company changed its state of incorporation through a merger of the Company with and into its wholly-owned Delaware subsidiary. A reverse stock split of four old shares for one new share effected the merger.

     b) the Company effected a reverse stock split of ten old shares for one new share.

     c) the Company issued 10,000,000 shares of common stock at $0.01 per share pursuant to a private placement for proceeds of $100,000.

     In 1995,

     d) the Company issued 400,000 shares of common stock at $5.81 per share pursuant to a consulting agreement. (see Note 8).

     e) the Company issued 75,000 shares of common stock at $4 per share pursuant to private placements for proceeds of $300,000.

     In 1996,

     f) the Company issued 100,000 and 300,000 shares of common stock at $5.81 and $1.0625 pursuant to consulting agreements (See Note 8).

     g) the Company issued 727,272 shares of common stock at $1.375 to acquire a 70% interest in a subsidiary (See Note 3).

     As of December 31, 1996, there were outstanding warrants to purchase an aggregate of 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999. No warrants were issued or exercised during 1996.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


15.  INCOME TAXES

     No provision for income taxes for 1994 and 1996, as the Company and its subsidiaries made losses in those years. The 1995 provision for income taxes consists of Canadian taxes for 1995.

     Under current PRC regulations, the Company's subsidiaries receive a full exemption from enterprise income tax for two years starting from the first profitable year, followed by 50% reduction in income taxes for the next three profitable years. At December 31, 1996 the subsidiaries had not reported any operating profits.

     At December 31, 1996 certain of its subsidiaries had operating tax loss carry forwards for income tax purposes which may be applied to reduce future taxable income of the same company. At December 31, 1996 there were tax losses carry forward in Hong Kong of approximately $107,000 with no expiration date.

     The Company has established a valuation allowance for the entire amount of these losses. There were no other material timing differences.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


16.  SEGMENT INFORMATION

     The  following  is  a  summary  of  information   regarding  the  Company's
     operations by principal activities for each of the three years ended December 31, 1996:

                                                                        1996
                                     ---------------------------------------------------------------------------
                                        Rental                                       Investment
                                        income         Cement        Containers        income       Consolidated
                                     ------------   ------------    ------------    ------------    ------------
     Revenues ....................   $    336,644   $    540,191    $  1,082,317    $     92,214    $  2,051,366
     Income (loss) from operations         85,883        (62,487)       (241,208)        (59,955)       (277,767)
     General corporate expenses ..           --             --              --              --        (1,901,685)
     Interest expense ............           --             --              --              --          (185,975)
                                                                                                    ------------

     Loss before income taxes ....           --             --              --              --      $ (2,365,427)
                                                                                                    ============

     Identifiable assets .........        787,920        395,955       8,560,939         710,307    $ 10,455,121
     Corporate assets ............           --             --              --              --           170,259
                                                                                                    ------------

                                                                                                    $ 10,625,380
                                                                                                    ============

                                                                        1995
                                     ---------------------------------------------------------------------------
                                        Rental                                       Investment
                                        income         Cement        Containers        income       Consolidated
                                     ------------   ------------    ------------    ------------    ------------
     Revenues ....................   $    347,034   $    278,622    $       --      $      7,918    $    633,574
     Income (loss) from operations        110,608        (75,107)           --           (52,612)        (17,111)
     General corporate expenses ..           --             --              --              --        (1,833,233)
     Interest expense ............           --             --              --              --          (105,435)
                                                                                                    ------------

     Loss before income taxes ....           --             --              --              --      $ (1,955,779)
                                                                                                    ============

     Identifiable assets .........        877,265        299,107            --           492,483    $  1,668,855
     Corporate assets ............           --             --              --              --            55,001
                                                                                                    ------------

                                                                                                    $  1,723,856
                                                                                                    ============


                                                                        1994
                                     ---------------------------------------------------------------------------
                                        Rental                                       Investment
                                        income         Cement        Containers        income       Consolidated
                                     ------------   ------------    ------------    ------------    ------------
     Revenues ....................   $    327,381   $       --      $       --      $      5,938    $    333,319
     Income from operations ......        125,119           --              --              --           125,119
     General corporate expenses ..           --             --              --              --           (18,639)
     Interest expense ............           --             --              --              --           (79,165)
                                                                                                    ------------

     Loss before income taxes ....           --             --              --              --      $     27,315
                                                                                                    ============

     Identifiable assets .........        939,734           --              --              --      $    939,734
     Corporate assets ............           --             --              --              --           189,962
                                                                                                    ------------

                                                                                                    $  1,129,696
                                                                                                    ============


                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


16.  SEGMENT INFORMATION (Continued)

     The  following  is  a  summary  of  information   regarding  the  Company's
     operations by geographical area for each of the three years ended December 31, 1996:

                                   1996            1995            1994
                               ------------    ------------    ------------
     Revenues
       North America .......   $    342,112    $    349,698    $    333,319
       PRC .................      1,685,642         279,251            --
       Hong Kong ...........         23,612           4,625            --
                               ------------    ------------    ------------
                               $  2,051,366    $    633,574    $    333,319
                               ============    ============    ============
     Operating income (loss)
       North America .......   $     91,351    $    104,640    $    125,119
       PRC .................       (240,561)        (74,480)           --
       Hong Kong ...........       (128,557)        (47,271)           --
                               ------------    ------------    ------------
                                   (277,767)        (17,111)        125,119
                               ============    ============    ============
     Identifiable assets
       North America .......   $    787,920    $    877,265    $    939,734
       PRC .................      8,956,894         299,107            --
       Hong Kong ...........        710,307         492,483            --
     Corporate assets ......        170,259          55,001         189,962
                               ------------    ------------    ------------
                               $ 10,625,380    $  1,723,856    $  1,129,696
                               ============    ============    ============

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


17.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of the SFAS No. 107 "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amounts of cash and cash equivalents, short-term borrowings, current portion of mortgage loans payable and margin loan payable, are a reasonable estimate of their fair value due to the short maturity of the instruments. The fair value for the available for sale securities are based primarily on quoted market prices and such securities are carried at fair value.

     The fair value for the long-term portion of mortgage loans payable and long-term payable were estimated based on the current rates available to the Company for debt of the same remaining maturities. At December 31, 1996 mortgage loans payable and long-term payable with book values of $865,594 and $88,744 had fair values of approximately $731,907 and $61,162 respectively.


18.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Company had capital commitments of $8,675 to acquire plant and machinery.

     The Company had contingent liability of approximately RMB739,000 ($89,000) at December 31, 1996 for the delay in the completion of a sales order for containers. The negotiation between the Company and the customer to revise the contract terms and extend the completion date of contract is in progress. The Company does not believe the ultimate resolution of the matters will have any material effect on the Company's financial position.

     The Company leases land in North Vancouver, British Columbia on which the Company's rental property is located. The annual rent of CDN$110,000 ($80,321) is fixed until May 31, 2010. The Company has the option to extend the lease to May 31, 2032 at a rent to be negotiated. The Company also leases certain manufacturing equipment under operating leases for its cement operation for a period of five years commencing January 1, 1995. All amounts due under this lease were prepaid.

     The Company also leases a plant in Wuhan, for the production of containers at an annual rent of RMB380,000 ($45,618). The operating lease commenced from June 1, 1996 and expires in 2016 and the annual rental is subject to review every three years.

     Total rental expense charged to operations was $131,813 in 1996, $108,891 in 1995 and $80,533 in 1994.

                        HENG FAI CHINA INDUSTRIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


18.  COMMITMENTS AND CONTINGENCIES - continued

     At  December  31,  1996,  the  minimum  future  rental   commitments  under
     non-cancellable leases payable over the remaining lives of the leases are:

     1997...................................   $   125,939
     1998...................................       125,939
     1990...................................       125,939
     2000...................................       125,939
     2001...................................       125,939
     2002 through 2016......................     1,380,552
                                               -----------
                                               $ 2,010,247
                                               ===========

19.  SUBSEQUENT EVENTS

     The following transactions took place subsequent to December 31, 1996:

     (a) On January 13, 1997, a consulting agreement engaged Tom Kosta for public affairs and related financial services was approved by the Board of Directors. In consideration for such services, the Company issued options to acquire 50,000 shares of the Company's common stock, 25,000 exercisable at $1.00 per common share and 25,000 exercisable at $1.25 per common share.

     (b) On January 24, 1997, a private placement to the following parties has been approved by the Board of Directors:

                             Number of shares      Issue price    Consideration
                             ----------------      -----------    -------------

          Fai H. Chan           1,300,000             $0.6           $780,000
          Y.K. Chan              200,000               0.6            120,000
          M.T. Lau               100,000               0.6            60,000
          Robert H. Trapp        100,000               0.6            60,000

          Except for Y.K. Chan, who is the wife of Fai H. Chan, all the above parties are directors of the Company.

     (c)  On March 19, 1997,  the Company  entered into a conditional  agreement
          (the "Agreement") through a newly formed, wholly-owned Hong Kong incorporated subsidiary, (the "Subsidiary") with an unaffiliated party in PRC, (the "PRC Party") to establish a joint venture, (the "JV"), in Zhangjiagang Free Trade Zone, PRC.

          The principal business of the JV is property development and distribution of commercial buildings. In accordance to the Agreement, the Company will issue 379,520 non-trading preferred stock with a par value of $10.00 each to the PRC Party for consideration of a 70% interest in the JV to be acquired by the Subsidiary.

--------------------------------------------------------------------------------