Form 10-K
period 1997-12-31
HENG FAI CHINA INDUSTRIES INC
filed 1998-10-27
CIK 4165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    Form 10-K

                      [ X ] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-7619

                              --------------------

                           POWERSOFT TECHNOLOGIES INC.
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

                              --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1997 totaled $571,921.

As of October 9, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $.08 on that date, was approximately $582,648.

As of October 9, 1998 the Registrant had outstanding 15,559,542 shares of common stock.

Documents incorporated by reference: Other than certain exhibits here to which have been specifically incorporated by reference herein in Item 14 under Part IV hereof, no other documents are incorporated by reference.

Transitional Small Business Disclosure Format:   YES [   ]     NO [ X ]

                               INDEX TO FORM 10-K
                                       OF
                           POWERSOFT TECHNOLOGIES INC.
                                                                            Page

                                     PART I
                                     ------

Item 1.  Business..............................................................1

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

                                     Part II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters..............7

Item 6.  Selected Financial Data...............................................9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

Item 8.  Financial Statements.................................................15

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures........................15

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant..................16

Item 11.  Executive Compensation..............................................19

Item 12.  Security Ownership of Certain Beneficial Owners and Management......21

Item 13.  Certain Relationships and Related Transactions......................22

Item 14.  Exhibits and Reports on Form 8-K....................................23

     (a)  Exhibits
     (b)  Reports on Form 8-K

                                     Part I
Item 1.  Business

Historical

     Powersoft Technologies, Inc. ("Company") was originally organized in California on March 24, 1958 as Time Saver Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than those it presently operates. In August 1994, the Company changed its corporate domicile to Delaware. In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China Industries, Inc. changed its name to Powersoft Technologies Inc.

     As of October 12, 1998, the Company's subsidiaries are as follows:

Name                               % Owned           State/Foreign Incorporation
----                               -------           ---------------------------

Vancouver Hong Kong                 100%             Canada
 Properties Ltd.

America & China Business            100%             Canada
 and Development Inc.

Heng Fai Management Inc.            100%             British Virgin Islands

Heng Fai China &                    100%             Hong Kong
 Asia Industries Limited

Heng Fai China                      100%             Hong Kong
 Industries Limited

Worldwide Container                 100%             Hong Kong
 Company Limited

Heng Fai China Industries           100%             Hong Kong
 Acquisition Limited

Greatly Hong Kong Limited           100%             Hong Kong

Wuhan Monkey King                    70%(1)          People's Republic of China
 Container Co., Ltd.

Cangzhou Min You                    100%(1)          People's Republic of China
 Cement Co., Ltd.
-------------
(1) Represents ownership prior to the Divestiture, as described below. As of July 24, 1998, the Company divested all ownership in Wuhan Monkey King
     Container Co., Ltd., and 81% of its interest in Cangzhou Min You Cement Co., Ltd.

     In 1994, the Company acquired Vancouver Hong Kong Properties Ltd., a Canadian corporation ("Vancouver Hong Kong"), which owns an apartment building in North Vancouver, British Columbia ("Apartment Building").

     In January 1995, the Company acquired a wholly-owned subsidiary, Heng Fai China & Asia Industries Limited ("Asia"), a company incorporated in Hong Kong, along with Asia's wholly-owned subsidiary, Heng Fai China Industries Limited ("China"). China is incorporated in Hong Kong and owned options ("Option") to acquire, through its wholly owned subsidiary, Cangzhou Min You Cement Co., Ltd., a foreign-owned enterprise registered in the People's Republic of China ("PRC")("Min You"), direct or joint venture operating lease interests in the following three cement factories in the Hebei province of PRC: (i) the Hebei Cangzhou City Chemical Corporation Factory ("Cangzhou Factory"); (ii) the Qingxian Cement Factory ("Qingxian Factory"); and (iii) the Hebei Cangzhou Area Construction Materials Factory ("Hebei Factory"). Min You did not exercise its Options to acquire interests in the Qingxian Factory and the Hebei Factory, and such Options have since expired.

     In April 1995, Min You exercised an Option to lease a production line at the Cangzhou Factory. Such lease provided for the use of the production line at Cangzhou Factory for a five year period commencing January 1, 1995.

     In September 1996, the Company, through its wholly owned subsidiary, Worldwide Container Company, Ltd. ("Worldwide"), acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. ("Wuhan"), in exchange for 727,272 shares of the Company's restricted Common Stock. Wuhan is a sino-foreign equity joint venture registered in PRC which is engaged in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

     In January 1997, the Company acquired from Fai H. Chan, an officer, director and shareholder of the Company, 100% of the outstanding common stock of Greatly Hong Kong Limited ("Greatly HK") in exchange for nominal consideration. Greatly HK had a 25% interest in Hebei Cherry Valley Duck Ltd. ("Duck Farm"), a cooperative joint venture established in the PRC which was engaged in the management and operation of a duck farm in PRC. The investment was wholly financed by an interest free, short term advance from Fai H. Chan. Other than the investment in the Duck Farm and advance from Fai H. Chan, Greatly HK had no other material assets and liabilities, or operations at the time of acquisition.

     In March 1997, the Company acquired from Fai H. Chan, an officer, director and shareholder of the Company, 100% of the outstanding common stock Heng Fai China Industries Acquisition Limited ("Heng Fai Acquisition") in exchange for nominal consideration. Heng Fai Acquisition had an option to form a cooperative joint venture in PRC, but otherwise had no material assets and liabilities, or operations at the time of acquisition. Heng Fai Acquisition entered into a conditional agreement ("Agreement") with an unaffiliated party in PRC ("PRC Party") to establish a joint venture, Heng Li (Zhangjiagang Free Trade Zone) International Trading and Development Co., Ltd. ("Heng Li"), to develop and construct a commercial building in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and an application has been submitted to cancel the registration of Heng Li.

Reorganization

     After several years of direct investments in PRC, as described above, the Company believes the returns on such investments are unsatisfactory. The Company believes its best course of action is to write-off or discontinue a substantial part of its PRC operations ("Divestiture"). The Company intends to focus on the acquisition of companies operating in the fields of computer technology and the Internet, telecommunications, and financial software applications for the securities industry. Pursuant to reorganization, the Company commenced the Divestiture and entered into the following agreements to terminate or substantially reduce its interest in its PRC operations as:

Min You
-------

     In December 1997, the Company, through China, transferred 81% of its interest in Min You to two unrelated parties in Hong Kong and PRC. China retains a 19% interest in Min You and full provisions have been made against the remaining cost of investment in Min You. Applications for the change in ownership in Min You have been submitted to the respective authorities in PRC for consents and approval.

Wuhan
-----

     In December 1997, the Company effected an agreement to reverse the acquisition by returning its 70% interest in Wuhan and to redeem the 727,272 shares of restricted Common Stock previously issued pursuant to the acquisition. Applications for the change in ownership in Wuhan have been submitted to the respective authorities for consents and approval.

Duck Farm
---------

     In December 23, 1997, Greatly HK effected an agreement to dispose of its 25% interest in the Duck Farm. Applications for the change in ownership of the Duck Farm have been submitted to the respective authorities for consents and approval.

Heng Li
-------

     Heng Fai Acquisition did not exercise its option to form Heng Li as certain conditions of the joint venture agreement were not met. In December 1997, an application was submitted to the respective authorities to cancel the registration of Heng Li.

Real Estate

     The Company operates an apartment building, Lord Highlands Apartments, 260 East 12 Street, North Vancouver, British Columbia, Canada V7L 2J6 ("Apartment
Building"), located within the Central Lonsdale area of the City of North Vancouver, British Columbia. Developments in the immediate area consist primarily of low to medium density residential units, with commercial development focused along Lonsdale Avenue to the west and the more prominent cross streets such as 13th Street and 15th Street. Lions Gate Hospital, a principal medical facility, is located just north of the apartment building at the intersection of East 13th Street and St. George Avenue.

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

     The following information has been extracted from the Canada Housing Corporation's ("CMHC") Vancouver CMA Rental Market Report.

Vacancy Rates
-------------

Region                    12/97                 12/96
------                    -----                 -----

City of North              0.6%                  0.6%
Vancouver

District of North          0.2%                  0.2%
Vancouver

Metro Vancouver            1.5%                  1.2%

Apartment Rental Rates
----------------------

City of North Vancouver    12/97            12/96
-----------------------    -----            -----

Bachelor                   CDN$574          CDN$572

One Bedroom                CDN$703          CDN$688

Two Bedroom                CDN$971          CDN$967

     The  Apartment  Building  is a 60 unit,  three-story  wood  frame  building constructed in the late 1960's. The building has a below grade basement containing the mechanical rooms, various storage rooms, workshops and recreational areas. The apartment building has a total of 60 suites consisting of one bachelor suite, 38 one bedroom suites and 21 two bedrooms suites. Twelve of the two bedrooms suites, located on the corners of the building offer wood burning fireplaces. The suites are generally larger than average and on the whole, have been well maintained. General finishing details include hardwood floors or wall-to-wall carpeting with vinyl flooring in the kitchens and bathrooms, adequate cabinet/counter space in the kitchens with two appliances, partly tiled shower surrounds in the bathroom and covered balconies or patios. Paved open parking for 60 vehicles is provided at the rear of the apartment building. Access/egress is available by a paved rear service lane off St. Andrews Avenue.

     Overall, the property provides well maintained rental accommodations, consistent with the quality of other projects located within the general area. The roof was replaced in 1992. Since then, there has been no major upgrading, but day to day maintenance as required.

Apartment Building Rental Rates
-------------------------------

     The current monthly rents* are as follows:

Suite Type                 Monthly Rent
----------                 ------------

Bachelor                   CDN$580
One Bedroom                CDN$680
Two Bedroom                CDN$800
------------
* Rent includes heat, hot water, parking and cable television.

     The above survey supports the conclusion that the monthly rents within the subject are reasonably in line with market rents, taking into account the size and condition of the units plus the inclusions in the month rent.

Employees

     The Company currently employs 5 persons, 2 of which oversee the operations of the Apartment Building, and 1 monitors the operations in PRC. The Company believes that its relationship with its employees is good.

Government Regulation

     The Company is not aware of any government regulations in the United States or Canada which materially adversely affects its business or operations in Canada. The Company's participation in the operations of the Apartment Building are subject to significant governmental regulation in the Canada and the Company believes it is in compliance with such regulations to the extent the same are applicable to the Company.

Item 2.  Description of Property

     The Company maintains its principal executive offices at 650 West Georgia Street, Vancouver, British Columbia, Canada. The Company believes that the office space is satisfactory for its needs.

     In June 1998, the Company transferred a lease for an office at 45 Wall Street, New York, New York to Fronteer Financial Holdings, Ltd.

     The Company also operates the Apartment Building, composed of 60 individual residential units in a three story frame building situated at the corner of East 12 Street and St. Andrews Avenue in North Vancouver, British Columbia, Canada. The Apartment Building is approximately 57,340 square feet and is situated on approximately 1,109 acres of land. It is owned by the Company, subject to first and second mortgages. The land underlying the Apartment Building is leased and such lease terminates on May 31, 2032, subject to earlier termination in certain circumstances. The annual lease cost for the land is fixed at $80,321 until the year 2010, after which time it will be renegotiated for the remaining term.

Item 3.  Legal Proceedings

     The Company is not a party to any pending or ongoing litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1997, no matters were placed before the stockholders of the Company for consideration.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on NASDAQ OTC Electronic Bulletin Board ("Bulletin Board"). The following table sets forth, for the periods indicated, the reported high and low bid price quotations for the Common Stock for the periods such securities have been reported on the Bulletin Board. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                  Common Stock
                                  ------------

                              High Bid              Low Bid
                              --------              -------
Fiscal 1996:
------------

First Quarter                  6.25                  5.25
Second Quarter                 7.50                  1.50
Third Quarter                  2.50                  1.00
Fourth Quarter                 1.375                  .53

Fiscal 1997:
------------

First Quarter                  1.875                  .53
Second Quarter                  .813                  .34
Third Quarter                   .60                   .24
Fourth Quarter                  .265                  .11

Fiscal 1998:
------------

First Quarter                   .245                  .10
Second Quarter                  .21                   .12


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

     As of October 9, 1998, there were approximately 1,438 holders of record of the Common Stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the Common Stock. The number of record holders does not include holders whose securities are held in street name. The closing price of the Common Stock as reported on the Bulletin Board on October 9, 1998 was $.08. As of October 9, 1998, there were 15,559,542 shares of Common Stock outstanding.

     The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

                          Powersoft Technologies, Inc.
                                December 31, 1997

Item 6.  Selected Financial Data

     The following table sets forth selected financial data of the Company and its subsidiaries. The selected consolidated financial data in the table for the Company's five fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997, are derived from the consolidated financial statements included elsewhere herein. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere herein. All dollar amounts reflect U.S. Dollars.


                               1997             1996              1995             1994              1993
                               ----             ----              ----             ----              ----
Net operating revenues         $571,921         $428,858          $354,952         $333,319          $336,377
(Loss) income from
 continuing operations         $(1,217,418)     $(2,061,732)      $(1,880,672)     $27,315           $(43,822)
Total assets                   $2,388,062       $10,625,380       $1,723,856       $1,129,696        $988,256
Long-term obligations:
   Mortgage loans payable      $837,966         $865,594          $975,108         $971,611          $986,396
   Long-term payable              --             $88,744           $91,415            --                --
Per common share:
   (Loss) income from
    continuing operations      $(0.08)          $(0.18)           $(0.18)          $0.02             $(0.17)
   Cash dividends per
    common share                  --               --                --              --                 --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information included elsewhere herein. The financial statements of the Company are prepared in conformity with United States generally accepted accounting principles.

Introduction

     The Company was originally incorporated in 1958 and until June 1994 had been engaged in business other than those it presently operates.

     The Company owns an Apartment Building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In 1995 and 1996, the Company, through various subsidiaries, acquired certain interests in PRC, including

(i) Min You, which has an option to lease a production line in Cangzhou Factory for cement manufacturing; (ii) a 70% interest in Wuhan, a PRC container manufacturer; (iii) an interest in the Duck Farm pursuant to which the Company operated a duck farm in PRC; and (iv) an option to form Heng Li in order to develop a commercial building in Zhangjiagang Free Trade Zone, PRC.

     In the fourth quarter of 1997, the Company determined that it would discontinue substantially all of its operations in PRC. The Divestiture included
(i) the transfer of 81% of the Company's interest in Min You to two unrelated parties; (ii) effecting an agreement to reverse the acquisition of a 70% interest in Wuhan; (iii) the termination of the Company's interest in the Duck Farm; and (iv) the termination of the Heng Li joint venture agreement.

     As of July 25, 1998, the Company retains a 19% interest in Min You, but full provisions have been made against the remaining cost of investment in Min You, and 100% of the outstanding capital stock of Vancouver Hong Kong.

Results of Continuing Operations

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

     The Company's net loss from continuing operations for the year ended December 31, 1997 was $1,217,418, a change of $844,314 compared to a net loss of $2,061,732 for the year ended December 31, 1996. The decrease in the net loss was primarily due to (i) an increase in investment income; (ii) a decrease in consulting fees paid.

     Consolidated revenues increased to $571,921 for the year ended December 31, 1997, from $428,858 for the year ended December 31, 1996. This is due to the gains that have been recorded in connection with its investment securities.

     In the operation of Vancouver Hong Kong's real estate, the Company experienced an increase in rental income of $9,884 from 1996 to 1997. Also property expenses decreased by $20,637 in 1997 as compared to 1996. This is because of cost controls applied to repairs, utilities and management fee expenses.

     Operating expenses decreased from $2,490,590 in 1996 to $1,789,339 in 1997. The decrease is primarily due to the reduced use of consultants for investor relations and financial advice. Such expenses have declined from $1,368,567 in 1996 to an aggregate of $272,250 in 1997.

     In addition to the above consulting fees, there has been an increase in interest expense, from $121,436 in 1996 to $309,201 in 1997. This is primarily due to the increase in margin borrowings in 1997, from $489,193 at December 31, 1996, to $3,058,295 at December 31, 1997.

     The Company holds certain equity securities that are available for sale. The Company records unrealized gains and losses, as a component of equity. The net unrealized losses so recorded during 1997 amounted to $2,228,442. The cumulative net losses charged to equity as of December 31, 1997 are $2,307,267.

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     The Company's net loss from continuing operations for the year ended December 31, 1996 was $2,061,732, a change of $181,060 compared to a net loss of $1,880,672 for the year ended December 31, 1995. The increase in the net loss was primarily due to an increase in consulting fees.

     Consolidated revenues increased to $428,858 for the year ended December 31, 1996, from $354,952 for the year ended December 31, 1995. The increase was due to gains recorded in connection with its investment securities amounting to $56,552, and other income amounting to $34,172.

     In the operation of Vancouver Hong Kong's real estate, the Company experienced a decline in rental income of $10,390 from 1995 to 1996. Also property expenses increased by $14,335 in 1996 as compared to 1995.

     Operating expenses increased from $2,235,624 in 1995 to $2,490,590 in 1996. Although the consulting fees incurred to outside consultants decreased by approximately $250,000, there was an increase in fees incurred to a related company in the amount of $500,000 for services.

     The Company holds certain equity securities that are available for sale. The Company records unrealized gains and losses, net of applicable taxes, as a component of equity. The cumulative net unrealized losses so recorded as of December 31, 1996 amounted to $78,825.

Inflation

     The general inflation rate in China was approximately 15%, 8% and 3% per annum in 1995, 1996 and 1997, respectively. In recent years, the PRC Government has taken steps to control inflation by means of credit restrictions, increase in interest rates and open market operations, which in turn, lead to a slowdown of the Chinese economy. The austerity measures implemented by the PRC Government have continued to affect the operations of Min You and Wuhan Container. Although there was a sign of easing in such austerity measures, both turnover and profit margin of Min You and Wuhan Container were still severely affected.

Discontinued Operations

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

     In 1997, the cement operation of Min You recorded sales of $306,398 compared to $540,191 in the year ended December 31, 1996. At the same time the net loss amounted to $157,117 in fiscal 1997 compared to a loss of $62,487 in fiscal 1996.

     In fiscal 1997, the container operation of Wuhan recorded sales of $2,934,871 as compared to $1,082,317 in fiscal 1996. At the same time the net loss amounted to $248,210 in fiscal 1997 compared to a loss of $241,208 in fiscal 1996.

     During 1997, the Company acquired and later disposed of a 25% interest in the Duck Farm. The aggregate of the Company's share of the loss in the Duck Farm and the loss on disposition was approximately $300,000.

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     The cement operation of Min You commenced in the second half of 1995. Cement sales increased from $278,622 in 1995 to $540,191 in 1996. At the same time the net loss decreased from $75,107 in 1995 to $62,487 in 1996.

     Wuhan operated from September through December 1996. Sales amounted to $1,082,317. The net loss for this period amounted to $241,208.

Liquidity and Capital Resources

     The net cash used in operating activities cash flows for the year ended December 31, 1997 amounted to $4,034,680. The discontinued operations were responsible for the cash used in operating activities. The discontinued operations experienced increases in receivables and inventories. Increases were experienced in trade receivables, receivables from related parties and sales tax receivable amounting and inventories.

     The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

     The net cash used in investing activities amounted to $3,279,186 for year ended December 31, 1997. This is primarily due to the use of cash to pay for the purchase of available for sale securities.

     The net cash provided by financing activities amounted to $7,179,780 for the year ended December 31, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

     On June 15, 1998, the Company renewed its mortgage obligation, in effect, extending the obligation for a five year period under terms and conditions similar to the existing note.

     As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's operating losses and deficiency in net tangible assets raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

Exchange Rate Risk

     At present, the Company's revenues and expenses are denominated in U.S. dollars and Hong Kong dollars. In view of the exchange rate pegged between Hong Kong dollars and U.S. dollars, the Company is not subject to any direct exposure from the fluctuation of U.S. dollars. Also, the Company's disposal of its operations in PRC nearly eliminates exposure to exchange rate risk with the PRC Renminbi.

     The  Company  is  not  involved  in  any  hedging   activities  in  foreign
currencies.

New Accounting Standards Not Yet Adopted

     In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which requires information on comprehensive income to be provided in the financial statements. Results of operations and financial position will not be affected by implementation of this new standard.

     Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Results of operations and financial position will not be affected by implementation of the new standard.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard will not significantly change the Company's financial statement disclosures.

     The above  new  standards  not yet  adopted  are  effective  for  financial
statements  for  periods   beginning   after  December  15,  1997,  and  require
comparative information for earlier years to be restated.

     During April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up
Activities". Generally the Statement requires that the costs of start-up activities shall be expensed as incurred, and that upon initial adoption an adjustment to reflect the cumulative effect of a change in accounting principle shall be recorded. This statement will be effective for periods beginning after December 15, 1998, with earlier application permitted.

     The Company believes that the effect of adopting these standards will not be material to the Company's financial position or results of operations.

Regional Economic Developments

     Several countries in Asia have recently experienced significant adverse economic developments including substantial exchange rate fluctuations, inflation, social unrest, increased interest rates, reduced economic growth rates, corporate bankruptcies, declines in the market value of shares listed on stock exchanges, emergency loan agreements with the International Monetary Fund and government-imposed austerity measures. To date, neither the PRC nor Hong Kong has experienced these developments to the same extent as many other major Asian countries. However, there can be no assurance that these economic developments in other countries will not adversely affect the economy of the PRC or Hong Kong, or that similar adverse economic developments will not occur in the PRC or Hong Kong in the future, which could have a material adverse effect on a Company's financial condition or results of operations.

The Year 2000

     The use of computer systems that rely on two-digit programs to perform computations or other functions may cause such systems to malfunction with respect to the year 2000 and subsequent years. Like many other entities, the Company is currently assessing its computer software and database with respect to its functionality beyond the turn of the century. The extent and estimated cost of the modifications which will be required cannot yet be determined, although it is expected that such expenditures will not have a material effect on the financial condition and results of operations of the Company. There can be no assurance, however, that the year 2000 problem will be resolved successfully and in a timely fashion or that any failure or delay by the Company or any third parties which interact with the Company in achieving year 2000 compliance will not have an adverse effect on its operations.

Item 8.  Financial Statements

     The following financial statements are filed at the end of this report, beginning on page F-1:

                          POWERSOFT TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



CONTENT                                                                  PAGE(S)


REPORT OF INDEPENDENT AUDITORS.........................................    F - 1


CONSOLIDATED BALANCE SHEETS............................................    F - 2


CONSOLIDATED STATEMENTS OF INCOME......................................    F - 4


CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
  (DEFICIT) EQUITY.....................................................    F - 5


CONSOLIDATED STATEMENTS OF CASH FLOWS..................................    F - 6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.........................    F - 7


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

                                    PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

     The names and ages of all directors and executive officers of the Company are as follows:

Name                   Age       Position
----                   ---       --------

Fai H. Chan            53        President, Chief Executive Officer and Director

Robert H. Trapp        42        Secretary, Treasure and Director

Management Biographies
----------------------

     Fai H. Chan has been the president and a director of the Company since June 1994 and has served as the Company's Chief Executive Officer since June 1995. In 1998, Mr. Chan was appointed president and chairman of the board of directors of Fronteer Financial Holdings, Ltd., a securities broker/dealer located in Colorado. From June 1993 to the present, he has been a director of Inter-Asia Equities, Inc., a Canadian company. Since September 1992 to the present, he has been a director of Heng Fung Holdings Co., Ltd. ("Heng Fung"), a public company in Hong Kong which is listed on the Hong Kong Stock Exchange. In 1995, Mr. Chan was appointed managing director and chairman of Heng Fung, for which he still serves. In May 1998, he was appointed a director of Global Med Technologies, Inc. Since March 1988, he has been chairman of the board of directors of American Pacific Bank, a bank in Oregon, and between April 1991 and April 1993, he was the chief executive officer of said bank.

     Robert H. Trapp has been the secretary and treasurer and a director of the Company sine June 1994. In 1997 and 1998, Mr. Trapp was appointed managing director and director of Fronteer Financial Holdings, Ltd. Since May 1995, Mr. Trapp has been a director of Heng Fung Holding Co., Ltd., a public company in Hong Kong, which is listed on the Hong Kong Stock Exchange. Since April 1994, Mr. Trapp has been the secretary of the Company. Since February 1995, Mr. Trapp has been a director of Inter-Asia Equities, Inc. a Canadian company. Since July 1991, he has also been the Canadian operational manager of Pacific Concord Holding (Canada) Ltd., responsible for management, marketing, and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991, Mr. Trapp was a securities trainee at Pacific International Securities in Vancouver, B.C., Canada. Between September 1985 and June 1989, Mr. Trapp served as an executive officer and a director of Inter-Asia Equities, Inc.

     On January 1, 1998, the Company accepted the resignation of a director, Ronald M.T. Lau. There were no disputes or disagreements between the Company and Mr. Lau.

     All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.

     The Board of Directors met five times during the fiscal year ended December 31, 1997. No incumbent director attended fewer than all of the meetings held by the Board of Directors.

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

Item 11. Executive Compensation

Summary Compensation Table

     During the year ended December 31, 1997, Heng Fai Management, Inc., a wholly owned subsidiary of the Company, paid $500,000 in consulting and management fees to Tight Hold Investment Limited, a company wholly owned by Fai
H. Chan, the Company's chief executive officer.

              For the Years Ended December 31, 1997, 1996 and 1995
                       Annual Compensation Awards Payouts


                                                                   Other
Name                                                               Annual
and                                          Compen-               Compen-
Principal                  Year              sation                sation
Position                   Ended             Salary                ($)
--------                   -----             ------                -------
Fai H. Chan,               1997              $500,000
 President, CEO            1996              $500,000
 and Director              1995               --

Stock Option Plans

     The Company currently has no stock option plans.

Option/SAR Grants in Last Fiscal Year

     There were no options granted during the fiscal year ended December 31, 1997 as set forth below.

Aggregate Option/SAR Exercises in Last Fiscal Year And Fiscal Year-End Options/SAR Values

     No options were exercised during the fiscal year ended December 31, 1997 as set forth below and there were no unexercised options as of the end of the fiscal year ended December 31, 1997.

Employment Agreements

     Heng Fai Management, Inc., a wholly owned subsidiary of the Company, entered into a consultation and management agreement with Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, president and chief executive officer of the Company. The term of this agreement is for ten years having commenced November 1, 1996 and ending October 31, 2006. The remuneration the Company shall pay for services rendered pursuant to this agreement is as follows: (i) the sum of $500,000 per year for the duration of employment, a rate of $41,666.67 per month over 12 equal payments; and (ii) upon the Company meeting NASDAQ National Market System ("NASDAQ") requirements of having $4,000,000 in net tangible assets, and obtaining the other requirements which allow the Company's stock to be marginable on NASDAQ and having declared at least a minimum $0.10 per share earning and $0.05 dividend to common shareholders, the fee shall increase to $1,000,000 per year for the duration of employment, a rate of $83,333.00 per month.

Remuneration of Directors

     Directors do not receive compensation for attendance at meetings of the Board of Directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 9, 1998, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding common stock: (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of common stock listed below.

                                                            % of Outstanding
Name and Address                  Number of Shares           of Common Stock
of Beneficial Owner(1)            Beneficially Owned(1)    Beneficially Owned(1)
----------------------            ---------------------    --------------------

Fai H. Chan                       6,392,886(2)(4)                  40.3%
Robert H. Trapp                     100,000                         **
Ronald M.T. Lau                     100,000(5)                      **

Keow Y. Chan                      2,772,886(3)(4)                  17.5%
 Unit B, 13/Floor
 Lippo, Leighton Tower
 103-109 Leighton Road
 Causeway Bay, Hong Kong

All Executive Officers & Directors  6,492,886                      40.9%
   as a Group (2 Persons)(5)
-------------
     **   Less than 1%

(1) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from October 9, 1998 have been exercised or converted, as the case may be.

(2) Includes 5,800,000 shares owned of record by Mr. Chan. Also includes (i) 37,500 shares of common stock held by Inter-Asia Equities, Inc. ("Inter-Asia"); (ii) 37,500 shares of common stock underlying warrants held by Inter-Asia; (iii) 258,943 shares of common stock held by Excess Pension Fund, Inc. ("Fund"); (iv) 258,943 shares of common stock underlying warrants held by the Fund. Mr. Chan is an officer, director and stockholder of Inter-Asia, and a beneficial owner of the Fund. Excludes the 2,180,000 shares owned of record by Mr. Chan's wife. See Footnote (3) below.

(3) Includes (i) 258,943 shares of common stock held by the Fund; (iii) 258,943 shares of common stock underlying warrants held by the Fund; (iv) 37,500 shares of common stock held by Inter-Asia; and (v) 37,500 shares of common stock underlying warrants held by Inter-Asia. Ms. Chan is the president and a director of Inter-Asia, and a beneficial owner of the Fund. Excludes (i) 5,800,000 shares owned of record by Ms. Chan's husband, Fai H. Chan. See Footnote (2) above.

(4) In the event that Mr. Chan is deemed to beneficially own all of the shares owned of record by his spouse, Mr. Chan would be deemed to beneficially own 8,572,886 shares or approximately 54% of the outstanding common stock of the Company.

(5) Mr. Lau resigned as a director of the Company as of January 1, 1998. Mr. Lau is not considered an officer or director of the Company for affiliate computation purposes.

     There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no preemptive rights applicable to the Company's securities.

Item 13. Certain Relationships and Related Transactions

     On February 1, 1997, the Company issued an aggregate of 1,700,000 shares of common stock at $.60 per share to Fai H. Chan (1,300,000 shares), Ronald M. Lau (100,000 shares), Robert H. Trapp (100,000 shares) and Keow Y. Chan (200,000 shares) pursuant to subscription agreements, for total proceeds of $1,020,000. Except for Keow Y. Chan (Fai H. Chan's wife), all of the above parties are, or were, directors of the Company.

     On June 25, 1997, the Company issued 2,500,000 shares of common stock at $.24 per share to Fai H. Chan pursuant to a subscription agreement, for total proceeds of $600,000.

     The Company maintains deposits in accounts at American Pacific Bank. Fai H. Chan (an officer, director and stockholder of the Company) is an officer and/or director of such bank. See Note 12 of the Notes to the Consolidated Financial Statements.

     The Company owns 48,535,276 shares of common stock of Heng Fung Holdings Company Limited. Messrs. Chan, Trapp, and Lau (officers, directors and/or stockholders of the Company) are officers, directors and /or stockholders of such company. See Note 5 of the Notes to the Consolidate Financial Statements included elsewhere herein.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules - See Index to financial statements and financial statement schedules on page 15 of this Annual Report.

(a)(3)         Exhibits marked with an (*) are filed  herewith.  Other exhibits,
               incorporated  by  reference,   were  previously  filed  with  the
               Securities and Exchange Commission ("SEC") as indicated.


Exhibit No.       Description
-----------     -----------

3.1(a)         Certificate  of   Incorporation   of   Registrant,   as  amended,
               incorporated  by reference  from the  Company's  Annual Report on
               Form 10-K for the year ended December 31, 1996.
3.1(b)         Agreement  and  Plan  of  Merger,  as  amended,  incorporated  by reference  from the Company's  Annual Report on Form 10-K for the year ended December 31, 1996.
3.2            By-laws of Registrant, as amended, incorporated by reference from the  Company's  Annual  Report  on Form  10-K for the year  ended
               December 31, 1996.
4.1            Specimen Certificate representing Registrant's Common Stock.
10.1           Wuhan Container Acquisition  Agreement  incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 20, 1996, as amended.
10.2           Consulting  Agreement  between  Registrant  and  Thomas E.  Waite incorporated by reference to Exhibit 4.1 of the Registrant's Form
               S-8 filed with the SEC on March 20, 1997.
10.3           Consulting and Management  Agreement between Heng Fai Management,
               Inc. and Tight Hold  Investment  Limited  dated  November 4, 1996 incorporated  by reference  from the  Company's  Annual Report on
               Form 10-K for the year ended December 31, 1996.
21*            Subsidiaries of the Registrant.
27*            Financial Data Schedule.


     Reports on Form 8-K
     -------------------

     The Company had not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 1998.


                                           HENG FAI CHINA INDUSTRIES, INC.

                                           By: s\ Fai H. Chan
                                               --------------------------------
                                                  Fai H. Chan, President


     In accordance with Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated


Signature                    Title                              Date
---------                    -----                              ----

s\ Fai H. Chan               President, CEO & Director          October 22, 1998
-----------------------
Fai H. Chan


s\ Robert H. Trapp           Secretary, Treasurer & Director    October 22, 1998
-----------------------
Robert H. Trapp

                  POWERSOFT TECHNOLOGIES, INC.
                  (Formerly known as Heng Fai China Industries, Inc.)

                  Index to consolidated financial statements
                  For each of the three years in the period
                    ended December 31, 1997

POWERSOFT TECHNOLOGIES, INC.
(Formerly known as Heng Fai China Industries, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


CONTENT                                                               PAGE(S)
-------                                                               -------

REPORT OF INDEPENDENT AUDITORS..................................       F - 1


CONSOLIDATED BALANCE SHEETS.....................................       F - 2


CONSOLIDATED STATEMENTS OF INCOME...............................       F - 4


CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
  (DEFICIT) EQUITY..............................................       F - 5


CONSOLIDATED STATEMENTS OF CASH FLOWS...........................       F - 6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..................  F - 7 - F - 22

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
POWERSOFT TECHNOLOGIES, INC.
(Formerly known as Heng Fai China Industries, Inc.)

We have audited the accompanying consolidated balance sheets of Powersoft Technologies, Inc. (the Company) and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powersoft Technologies, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and minimal net tangible assets raise substantial doubt as to its ability to continue as a going concern, however, the principal shareholder has commited to continue providing financial support. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s\ Deloitte Touche Tohmatsu

Hong Kong
June 30, 1998 (except for note 19 as to which the date is August 31, 1998)

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                             (United States Dollars)

                                     ASSETS

                                                           As of December 31,
                                                       -------------------------
                                                          1997           1996
                                                          ----           ----
Current assets:
  Cash and cash equivalents ........................   $    36,173   $   170,259
  Available-for-sale securities (note 5) ...........     1,507,345       682,331
  Accounts receivable, trade, less allowance
    for doubtful accounts of $nil in 1997 and
    $70,258 in 1996 ................................         7,521       980,172
  Inventories (note 6) .............................          --       4,403,682
  Prepaid and other current assets .................        32,153       151,722
  Amounts receivable from related parties (note 12)         18,950       136,439
  Value added taxes recoverable ....................          --         611,790
                                                       -----------   -----------

Total current assets ...............................     1,602,142     7,136,395
Property, plant and equipment, net (note 7) ........       785,920     3,402,238
Prepaid rental (note 3) ............................          --          86,747
                                                       -----------   -----------

    Total assets ...................................   $  2,388,062  $10,625,380
                                                       ============  ===========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:

  Short-term borrowings (note 9) ...................   $      --     $ 2,403,026
  Mortgage loans payable - current portion (note 13)       115,251       108,069
  Accounts payable .................................        48,701       837,596
  Bills payable (note 10) ..........................          --         722,892
  Margin loan payable (note 11) ....................     3,058,295       489,193
  Interest payable .................................        43,319        40,212
  Other accrued expenses ...........................       100,247       360,749
  Security deposits payable ........................        11,190        11,992
  Amounts payable to related parties (note 12) .....       904,756     1,110,544
                                                       -----------   -----------

    Total current liabilities ......................     4,281,759     6,084,273
                                                       -----------   -----------

Long-term liabilities:
  Mortgage loans payable (note 13) .................       837,966       865,594
  Long-term payable (note 3) .......................          --          88,744
                                                       -----------   -----------

    Total long-term liabilities ....................       837,966       954,338
                                                       -----------   -----------

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                             (United States Dollars)

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                          As of December 31,
                                                      -------------------------
                                                         1997           1996
                                                         ----           ----

Minority interests .................................  $      --     $ 3,583,399
                                                      -----------   -----------

Commitments and contingencies (note 18)

Shareholders' (deficit) equity:
  Preferred stock, $5 par value, 25,000,000 shares
    authorized, unissued ...........................         --            --
  Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1997:
     15,559,542 shares and 1996: 11,986,814 shares .      155,595       119,868
  Additional paid-in capital .......................    5,385,296     4,701,023
  Unrealized loss on available-for-sale securities
    (note 5) .......................................   (2,307,267)      (78,825)
  Cumulative exchange adjustments ..................        1,516         6,968
  Accumulated deficit ..............................   (5,904,303)   (4,510,914)
                                                      -----------   -----------

                                                       (2,669,163)      238,120
  Common stock issued for consulting services to
    be received (note 8) ...........................      (62,500)     (234,750)
                                                      -----------   -----------

Total shareholders' (deficit) equity ...............   (2,731,663)        3,370
                                                      -----------   -----------

Total liabilities and shareholders' (deficit) equity  $ 2,388,062   $10,625,380
                                                      ===========   ===========


        See accompanying notes to the Consolidated Financial Statements.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                        CONSOLIDATED STATEMENTS OF INCOME
                             (United States Dollars)

                                                               Year ended December 31,
                                                    -----------------------------------------
                                                        1997           1996           1995
                                                        ----           ----           ----
Revenues:
  Rental income .................................   $   346,528    $   336,644    $   347,034
  Interest ......................................           515          1,490          4,187
  Investment income - securities ................       210,380         56,552          3,731
  Others ........................................        14,498         34,172           --
                                                    -----------    -----------    -----------

Total revenues ..................................       571,921        428,858        354,952
                                                    -----------    -----------    -----------

Expenses:
  Depreciation ..................................        41,161         41,815         43,573
  Legal and professional fees ...................       149,900         82,831        133,101
  Consulting fees (note 8) ......................       272,250      1,368,567      1,620,433
  Consulting fees paid to a related company
    (note 12) ...................................       500,000        500,000           --
  Interest on long-term debt ....................          --           85,990         89,650
  Interest on short-term debt ...................       309,201         35,446         15,785
  Investment bank fees ..........................       164,252           --             --
  Utilities .....................................        23,522         48,924         40,169
  Foreign exchange (gain) loss ..................        (1,695)        10,477         11,965
  Land lease ....................................        80,321         80,321         80,321
  Real estate management fees ...................        36,784         13,056         15,845
  Salaries ......................................         4,527          4,358           --
  Travelling ....................................        17,717         40,841         35,147
  Other operating and administrative expenses ...       191,399        177,964        149,635
                                                    -----------    -----------    -----------

Total expenses ..................................     1,789,339      2,490,590      2,235,624
                                                    -----------    -----------    -----------

Net loss from continuing operations .............    (1,217,418)    (2,061,732)    (1,880,672)
                                                    -----------    -----------    -----------

Discontinued operations (note 3)
  Loss from Cangzhou cement .....................      (157,117)       (62,487)       (75,107)
  Gain on disposal of Cangzhou cement ...........       148,775           --             --
  Loss from Wuhan ...............................      (248,210)      (241,208)          --
  Gain on reversal of Wuhan acquisition .........       307,442           --             --
  Share of loss for the investment in Duck Farm .      (107,229)          --             --
  Loss on disposal of the investment in Duck Farm      (194,095)          --             --
                                                    -----------    -----------    -----------

Net loss from discontinued operations ...........      (250,434)      (303,695)       (75,107)
                                                    -----------    -----------    -----------

Net loss before income taxes ....................    (1,467,852)    (2,365,427)    (1,955,779)
Provision for income taxes (note 15) ............          --             --           16,947
                                                    -----------    -----------    -----------

Net loss before minority interest ...............    (1,467,852)    (2,365,427)    (1,972,726)

Minority interest from discontinued operations ..        74,463         77,099           --
                                                    -----------    -----------    -----------

Net loss ........................................   $(1,393,389)   $(2,288,328)   $(1,972,726)
                                                    ===========    ===========    ===========

Earnings per share (Basic)
  From continuing operations ....................   $     (0.08)   $     (0.18)   $     (0.18)
  Effect of discontinued operations .............         (0.01)         (0.02)         (0.01)
                                                    -----------    -----------    -----------
  Net loss per share ............................   $     (0.09)   $     (0.20)   $     (0.19)
                                                    ===========    ===========    ===========

Weighted average number of shares of common
  stock outstanding .............................    14,873,091     11,223,288     10,624,064
                                                    ===========    ===========    ===========

        See accompanying notes to the Consolidated Financial Statements.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                             (United States Dollars)

                                                                             Unrealized              Common stock
                               Common stock                                    loss on                issued for
                          ---------------------   Additional                  available   Cumulative  consulting
                          Number of                paid-in    Accumulated     for sale     exchange   services to
                           shares       Amount     capital      deficit      securities   adjustments be received    Total
                           ------       ------     -------      -------      ----------   ---------- ------------    -----
At December 31, 1994....  10,384,542   $103,845   $  193,296  $  (249,860)    $   -      $      -   $        -   $   47,281
Issued to effect a
  consulting agreement
  (notes 14a) (note 8a).     400,000      4,000    2,320,000         -            -          -      (2,324,000)        -
Amortization of
  consulting fees.......        -          -            -            -            -          -       1,620,433    1,620,433
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          10,784,542    107,845    2,513,296     (249,860)        -          -        (703,567)   1,667,714
Private placement
  (note 14b)............      75,000        750      299,250         -            -          -            -         300,000
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          10,895,542    108,595    2,812,546     (249,860)        -          -        (703,567)   1,967,714
Foreign exchange
  translation
  adjustments...........        -          -            -            -            -         6,968         -           6,968
Net loss................        -          -            -      (1,972,726)        -          -            -      (1,972,726)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          10,859,542    108,595    2,812,546   (2,222,586)        -         6,968     (703,567)       1,956
Unrealized loss on
  securities available-
  for-sale..............        -          -            -            -         (43,941)      -            -         (43,941)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
At December 31, 1995....  10,859,542    108,595    2,812,546   (2,222,586)     (43,941)     6,968     (703,567)     (41,985)

Issued to effect
  consulting agreements
  (note 14c)(note 8b)...     400,000      4,000      895,750         -            -          -        (899,750)        -
Amortization of
  consulting fees.......        -          -            -            -            -          -       1,368,567    1,368,567
Issued for acquisition of
  a subsidiary (note 14d)               727,272        7,273      992,727         -          -            -            -
1,000,000
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          11,986,814    119,868    4,701,023   (2,222,586)     (43,941)     6,968     (234,750)   2,326,582

Net loss................        -          -            -      (2,288,328)        -          -            -      (2,288,328)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          11,986,814    119,868    4,701,023   (4,510,914)     (43,941)      -        (234,750)      38,254
Unrealized loss on
  securities available-
  for-sale..............        -          -            -            -         (34,884)      -            -         (34,884)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
At December 31, 1996....  11,986,814    119,868    4,701,023   (4,510,914)     (78,825)     6,968     (234,750)       3,370
Private placements
  (note 14e)............   1,700,000     17,000    1,003,000         -            -          -            -       1,020,000
Private placement
  (note 14f)............   2,500,000     25,000      575,000         -            -          -            -         600,000
Issue to effect a
  consulting agreement
  (notes 8c and 14g)....     100,000      1,000       99,000         -            -          -        (100,000)        -
Amortization of consulting
  fees..................        -          -            -            -            -          -         272,250      272,250
Redemption to reverse the
  purchase of a subsidiary
  (note 14h)............    (727,272)    (7,273)    (992,727)        -            -        (5,452)        -      (1,005,452)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          15,559,542    155,595    5,385,296   (4,510,914)     (78,825)     1,516      (62,500)     890,168
Net loss................        -          -            -      (1,393,389)        -          -            -      (1,393,389)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
                          15,559,542    155,595    5,385,296   (5,904,303)     (78,825)     1,516      (62,500)    (503,221)
Unrealized loss on
  securities available-
  for-sale..............        -          -            -           -       (2,228,442)      -            -      (2,228,442)
                          ----------    -------    ---------    ---------    ---------     ------    ---------    ---------
At December 31, 1997      15,559,542   $155,595   $5,385,296  $(5,904,303) $(2,307,267)    $1,516   $  (62,500) $(2,731,663)
                          ==========   ========   ==========  ===========  ===========     ======   ==========  ===========

        See accompanying notes to the Consolidated Financial Statements.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (United States Dollars)

                                                                     1997             1996             1995
                                                                     ----             ----             ----
Cash flow from operating activities
  Net loss....................................................     $(1,393,389)    $(2,288,328)    $(1,972,726)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest.......................................         (74,463)        (77,099)           -
      Depreciation and amortization...........................         208,214         194,939          43,573
      Consulting fees.........................................         772,250       1,868,567       1,620,433
      Allowance for doubtful accounts.........................            -             70,258            -
      Provision for stock obsolescence........................            -             52,322            -
      Gain on disposal of a subsidiary........................        (148,775)           -               -
      Gain on the reversal of the purchase of a
        subsidiary............................................        (307,442)           -               -
      Loss on investment in Duck Farm.........................         301,324            -               -
      Changes in working capital components:
        Accounts receivable...................................      (3,033,177)     (1,021,123)        (27,024)
        Inventories...........................................       2,364,197      (1,935,180)        (62,955)
        Prepaid and other current assets......................        (799,162)          4,851         (17,654)
        Amounts receivable from related parties...............      (1,653,988)       (124,800)        (11,639)
        Value added taxes recoverable.........................        (177,674)       (611,790)           -
        Accounts payable......................................         649,881         576,792         164,646
        Bills payable.........................................        (481,928)        722,892            -
        Interest payable......................................           3,107           7,229          12,490
        Other accrued expenses................................         411,983         197,553         116,327
        Security deposits payable.............................            (802)          1,897          (1,208)
        Unearned rent.........................................            -               -            (12,053)
        Amounts payable to related parties....................        (703,752)        487,258         (10,383)
        Prepaid rental........................................          28,916          28,683        (115,430)
                                                                   -----------     -----------    ------------
  Net cash used in operating activities.......................      (4,034,680)     (1,845,079)       (273,603)
                                                                   -----------     -----------    ------------
Cash flow from investing activities:
  Purchase of available-for-sale securities...................      (6,098,426)       (264,688)       (480,835)
  Proceeds from sale of available-for-sale securities.........       3,044,970          28,308            -
  Purchase of property, plant and equipment...................         (91,414)       (158,987)           -
  Cash paid on purchase of subsidiary (note 4)................            -             21,940            -
  Cash given up on the reversal of the purchase of
    a subsidiary..............................................        (142,973)           -               -
  Proceeds from disposal of a subsidiary......................           8,657            -               -
                                                                   -----------     -----------    ------------
Net cash used in investing activities.........................      (3,279,186)       (373,427)       (480,835)
                                                                   -----------     -----------    ------------
Cash flow from financing activities:
  Common stock issued for cash................................       1,620,000            -            300,000
  Increase in margin loan payable.............................       2,569,102         243,081         274,420
  Repayment of margin loan....................................            -            (28,308)           -
  Increase in short-term borrowings...........................       3,056,287       1,092,930          60,120
  Repayment of mortgage loans.................................         (20,446)        (18,770)        (16,832)
  Repayment of long-term payable..............................         (45,163)         (2,671)           -
  Advance from a minority shareholder.........................            -          1,047,502            -
                                                                   -----------     -----------    ------------
Net cash provided by financing activities.....................       7,179,780       2,333,764         617,708
                                                                   -----------     -----------    ------------
Net (decrease) increase in cash and cash equivalents.(134,086)         115,258         185,713
Cash and cash equivalents:
  Beginning of the period.....................................         170,259          55,001         191,731
                                                                   -----------     -----------    ------------
  End of the period...........................................     $    36,173     $   170,259    $     55,001
                                                                   ===========     ===========    ============
Cash paid during the year for:
  Interest....................................................     $   301,972     $   184,078    $     89,650
Non-cash financing activities:
  Advances from a related party for investment
    in Duck Farm (note 3).....................................         301,324         -               -
  Issuance of common stock for consulting services............         100,000       1,368,567       2,324,000
  Inventories (note 3)........................................         -               -                91,415
                                                                   ===========     ===========    ============

        See accompanying notes to the Consolidated Financial Statements.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


1.   ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

     In June 1994, Alpine International Corporation ("Alpine") entered into a business combination with Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of common stock (the "Common Stock") and 10,357,700 common stock purchase warrants (the "Warrants") of Alpine. As a part of the business combination a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of common stock and 1,500,000 common stock purchase warrants for an aggregate of $120,000 in cash. The foregoing share numbers are before the effects of the Company's subsequent one-for-four reverse stock split and a one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine's operations are included only from the date of such reverse acquisition. Subsequent to the business combination the name of the legal parent Alpine was firstly changed to Heng Fai China Industries Inc and then to Powersoft Technologies, Inc., on March 23, 1998. (the "Company").

     At December 31, 1997, the Company and its subsidiaries' principal activity is the operation of a rental property in North Vancouver, British Columbia in Canada. As a result, changes in the economic environment in which the operation exist, including changes in the cost or availability of labor or materials, could have a material impact on the Company. See Note 16 for information on the geographic location of the Company's accounts.

     At December 31, 1997, details of the subsidiary companies are as follows:


                                                           Percentage of
                                            Place of      equity interest
                                         incorporation/   attributable to    Principal
Name of subsidiary                        establishment     the Company      activities
------------------                        -------------     -----------      ----------
Heng Fai China & Asia Industries        Hong Kong              100%          Investment holding
  Limited
Heng Fai China Industries               Hong Kong              100%          Inactive
  Acquisition Limited
Heng Fai China Industries Limited       Hong Kong              100%          Investment holding
Greatly Hong Kong Limited               Hong Kong              100%          Investment holding
Worldwide Container Company             Hong Kong              100%          Investment holding
  Limited                                                                      trading
Vancouver Hong Kong Properties          Canada                 100%          Property investment
  Ltd.                                                                         and management
America & China Business Development    Canada                 100%          Inactive
  Inc.
Heng Fai Management Inc.                British Virgin         100%          Provision of management
                                          Islands                              services

The Company holds certain investments in marketable equity securities, which are carried at fair value. Future changes in the market value of these securities could materially affect the Company's financial position.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

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

     The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company.


3.   ACQUISITIONS, REVERSAL AND DISPOSAL

     During 1996 and 1995 the Company made two acquisitions both of which have either been reversed or disposed of in 1997. The acquisitions were accounted for as a purchase and their operating results are included in the consolidated statements of income from their respective dates of acquisition.

     On September 4, 1996, through a wholly-owned subsidiary, the Company acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. ("Wuhan") in exchange for 727,272 shares of the Company's restricted common stock. No goodwill arose on the acquisition. Wuhan is a joint venture incorporated in the People's Republic of China ("PRC") which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

     As a result of the unsatisfactory performance of Wuhan in both 1996 and 1997, the Company effected an agreement on December 29, 1997 to reverse the acquisition by returning a 70% interest in Wuhan to redeem the 727,272 shares of restricted common stock previously issued for the acquisition. Applications for the change in ownership in Wuhan have been lodged to respective authorities in PRC for consents and approval. The 1997 results of Wuhan have been disclosed under discontinued operations and the comparatives have been restated accordingly.

     The 727,272 shares of restricted common stock were still outstanding at the balance sheet date and appropriate procedures to cancel the restricted common stock are to be made by the Company.

     Revenue from the discontinued operation in Wuhan was $2,934,871, $1,082,317 and $nil in 1997, 1996 and 1995, respectively.

     On January 9, 1995, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the issued ordinary share capital of Heng Fai China & Asia Industries Limited ("Heng Fai Asia") in exchange for nominal consideration. Heng Fai Asia through its wholly-owned subsidiaries had various options to acquire interests in various lease interests or operating joint ventures in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


3.   ACQUISITIONS, REVERSAL AND DISPOSAL - continued

     Heng Fai Asia, through its wholly-owned subsidiary, Cangzhou Min You Cement Co., Ltd. (the "Cangzhou Cement") formed in January 1995 exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"). Cangzhou Cement was entitled to lease the production line for five years for a rental of RMB1.2 million ($144,288) payable through expenditures to renovate and modernize the Cangzhou Factory. The expenditures were made in 1995 and the resulting prepaid rental is being amortized over the five years term of the lease.

     Amortization was $28,683 in both 1997 and 1996, and $28,750 in 1995. At the initiation of the Cangzhou Factory lease, the lessor provided certain raw materials and finished goods totalling $91,415, payment of which is due, without interest, at the expiration of the lease in December 1999. Heng Fai Asia's other options lapsed in 1995.

     On December 10, 1997, the Company disposed of a 75% and a 6% interest in the Cangzhou Cement to the Chinese joint venture partner and an unaffiliated company for a consideration of $nil and $8,657, respectively. At December 31, 1997, the Company's interest in Cangzhou Cement has been reduced from 100% to 19% and full provision was made against the remaining cost of investment in the Cangzhou Cement. Applications for the change in ownership in Cangzhou Cement have been lodged with the respective authorities in PRC for consents and approval.

     Revenue from discontinued operation in Cangzhou Cement was $306,398, $540,191 and $278,622 in 1997, 1996 and 1995, respectively.

     In January 1997, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the issued ordinary share capital of Greatly Hong Kong Limited ("Greatly HK") in exchange for nominal consideration. Greatly HK had a 25% interest in HebeiCherry Valley Duck Ltd. ("Duck Farm"), a cooperative joint venture established in the PRC which was engaged in the management and operation of a duck farm in PRC. The investment was wholly financed by an interest free, short term advance of RMB2,500,000, from Fai H. Chan. Other than the investment in the Duck Farm and the advance from Fai H. Chan, Greatly HK had no other material assets and liabilities or operations at the time of acquisition.

     As a result of the unsatisfactory performance of the Duck Farm, Greatly HK effected an agreement in December 1997 to dispose of its 25% interest in the Duck Farm at a consideration of $nil. Applications for the change in ownership in the Duck Farm have been lodged with the respective authorities in PRC for consents and approval.

     The share of 1997 results and the loss on disposal of the Duck Farm have been disclosed under discontinued operations.

     On March 3, 1997, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the issued ordinary share capital of Heng Fai China Industries Acquisition Limited ("Heng Fai Acquisition") in exchange for nominal consideration. Heng Fai Acquisition had an option to form a cooperative joint venture in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

     Heng Fai Acquisition had entered into a conditional agreement (the "Agreement") with an unaffiliated party in PRC, (the "PRC Party") to establish a joint venture, in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and an application has been lodged to cancel the registration of the joint venture during 1997.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

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

     Principles of consolidation - The consolidated financial statements of Powersoft Technologies, Inc. include the assets, liabilities, revenues and expenses of the Company and all its subsidiaries. All material intercompany transactions and balances have been eliminated.

     Cash and cash equivalents - The Company's cash and cash equivalents include cash on hand and short-term bank deposits, with original maturities of three months or less .

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid net of cash acquired, common stock issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries in 1997 and 1996:

                                                           As of December 31,
                                                           ------------------
                                                           1997         1996
                                                           ----         ----

     Fair value of non-cash assets acquired..........  $    --       $5,083,943
     Cash acquired...................................       --           21,940
     Common stock issued.............................       --       (1,000,000)
                                                       ----------    ----------
     Liabilities assumed.............................  $    --       $4,105,883
                                                       ==========    ==========

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

     Building in Canada       5% declining balance method
     Buildings in the PRC     5% straight line method
     Leasehold land           Amortized over the term of the lease which expires
                                on May 31, 2032 using the straight line method
     Plant and machinery      10% straight line method
     Furniture and equipment  10% to 20% straight line method
     Motor vehicles           20% straight line method

     No depreciation is provided for construction in progress.

     Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is included in income.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

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

     Revenues recognition - Rental income is recognized on a straight-line basis over the periods of the leases. Investment income from the sale of securities is recognized on the transaction date when title of the securities has passed. Dividend income from investments is recognized when shareholders' rights to receive payment have been established.

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

     New accounting standards not yet adopted

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income which requires information on comprehensive income to be provided in the financial statements. Results of operations and financial position will not be affected by implementation of this new standard.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New accounting standards not yet adopted - continued

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of Business Enterprise, and which established standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Results of operations and financial position will not be affected by implementation of this new standard.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard will not significantly change the Group's financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which amends SFAS No. 52, Foreign Currency Translation, to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends SFAS No. 107 Disclosure about Fair Value of Financial Instruments, to include in No. 107 the disclosure provisions about concentrations of credit risk from No. 105. It also establishes reporting standards for derivative instruments and for hedging activities. Adoption of the standard will not significantly change the Group's financial statement disclosures.

     The new standards not yet adopted are effective for financial statements for periods beginning after December 15, 1997 for SFAS No. 130, 131 and 132, and June 15, 1999 for SFAS No. 133 and require comparative information for earlier years to be restated.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

5.   AVAILABLE-FOR-SALE SECURITIES

     The cost and approximate market value of investment securities were as follows:

                                                           As of December 31,
                                                      -------------------------
                                                         1997            1996
                                                         ----            ----
     Corporate equity securities:
     Cost...........................................  $3,814,612       $761,156
     Less: Gross unrealized losses..................  (2,307,267)       (78,825)
                                                      ----------       --------
     Estimated fair value...........................  $1,507,345       $682,331
                                                      ----------       --------
     Carrying value.................................  $1,507,345       $682,331
                                                      ==========       ========

     All investment securities are pledged to secure the Company's margin loan payable (See Note 11).

     Included in the above securities are 48,535,276 shares at December 31, 1997 (1996: 7,492,000 shares) representing 3.9% (1996: 1.9%) of the outstanding common stock of Heng Fung Holdings Company Limited, ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,814,612 (1996: $484,778) and had a carrying value of $1,507,345 at December 31, 1997 and $426,342 at December 31, 1996. Fai H. Chan and Robert H. Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

     The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.


6.   INVENTORIES

     Inventories by major categories are summarized as follows:


                                                         As of December 31,
                                                    ---------------------------
                                                       1997            1996
                                                       ----            ----

     Raw materials and supplies...................  $     --         $3,176,209
     Work-in-progress.............................        --          1,070,066
     Finished goods...............................        --            157,407
                                                    ----------       ----------
                                                    $     --         $4,403,682
                                                    ===========      ==========

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

7.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                          As of December 31,
                                                       ------------------------
                                                          1997          1996
                                                          ----          ----
     Buildings........................................ $   722,538   $2,316,819
     Leasehold land...................................     580,922      548,333
     Plant and machinery..............................       --       1,276,853
     Furniture and equipment..........................      11,347       50,024
     Motor vehicles...................................       --          55,816
     Construction in progress.........................       --           1,231
                                                       -----------   ----------
     Total............................................   1,314,807    4,249,076
     Less: Accumulated depreciation and amortization..    (528,887)    (846,838)
                                                       -----------   ----------
                                                       $   785,920   $3,402,238
                                                       ===========   ==========

8.   DEFERRED EXPENDITURE

     (a) In June 1995, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of common stock and (b) is obligated to issue to the consultant 20,000 shares of common stock each month during the term of the agreement.

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

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

8.   DEFERRED EXPENDITURE - continued

     (b) In September 1996, the Company entered into a consulting agreement with another previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company issued an aggregate of 300,000 shares of common stock to the consultant in September 1996. The value attributable to the 300,000 shares of common stock issued was $319,500 which has been capitalized and is being amortized over the 12 months term of the consulting agreement.

          The unamortized portion of the amount recorded for the 300,000 shares of common stock initially issued brought forward from 1996 of $234,750 was fully amortized in 1997 and recognized as consulting fees.

     (c) In August 1997, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company is obligated to issue 100,000 shares of common stock to the consultant.

          During 1997, 100,000 shares of common stock were issued to the consultant pursuant to the terms of the agreement above. The value attributable to the 100,000 shares of common stock issued was $100,000 which has been capitalized and is being amortized over the 12 months term of the consulting agreement. The unamortized portion of the amount recorded for the 100,000 shares of common stock issued is presented as a reduction of shareholders' equity.

9.   SHORT-TERM BORROWINGS

                                                          As of December 31,
                                                        --------------------
                                                        1997            1996
                                                        ----            ----
         Short-term borrowings consist of:
         Unsecured bank overdraft................... $    --         $    2,977
         Unsecured bank borrowings..................      --          2,400,049
                                                     ---------       ----------
                                                     $    --         $2,403,026
                                                     =========       ==========

     The weighted average interest rate as of December 31, 1996 was 13.21% per annum.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

10.  BILLS PAYABLE

     Bills payable represented accounts payable in the form of bills of exchange whose acceptances and settlements were handled by banks.

11.  MARGIN LOAN PAYABLE

     The margin loan payable is collateralized by the Company's investment securities with a carrying value of $1,507,345. The loan is repayable on demand and bears interest at Hong Kong best lending rate (10.25% at December 31, 1997) plus 3.5% per annum.

12.  RELATED PARTY TRANSACTIONS

     At the balance sheet date the Company had the following balances with related parties, which are interest-free, repayable on demand and unsecured unless otherwise stated:


                                                          As of December 31,
                                                        -----------------------
                                                          1997          1996
                                                          ----          ----
     Amounts receivable from:
       Certain directors...........................     $  --        $   12,409
       Parties related to certain directors........       18,950        124,030
                                                        --------     ----------
                                                        $ 18,950     $  136,439
                                                        ========     ==========
     Amounts payable to:
       A director..................................     $620,067     $  688,987
       Parties related to certain directors........      284,689        421,557
                                                        --------     ----------
                                                        $904,756     $1,110,544
                                                        ========     ==========

     In addition at December 31, 1997 and 1996, the second mortgage of $87,623 and related interest payable of $38,623 and $3,522, respectively, are payable to the Silverstein Foundation, Inc., a Panama company, in which Fai
     H. Chan's children have beneficial ownership interests. The related interest expense was $7,774 in 1997, $8,947 in 1996 and $11,066 in 1995.

     On November 1, 1996, the Company entered into a 10 year consulting and managerial agreement with Tight Hold Investment Limited ("Tight Hold"), a company in which Fai H. Chan has a beneficial ownership interest.

     According to the consulting and managerial agreement, Tight Hold shall provide consulting and managerial services to the Company in return for an annual consulting fees of $500,000.

     Consulting fees paid to Tigh Hold during years ended December 31, 1997, 1996 an 1995 were $500,000, $500,000 and $0, respectively.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

12.  RELATED PARTY TRANSACTIONS - continued

     On February 1, 1997, the Company issued an aggregate of 1,700,000 shares of common stock at $0.6 per share to Fai H. Chan (1,300,000 shares), Ronald M. Lau (100,000 shares), Robert H. Trapp (100,000 shares) and Keow Y. Chan (200,000 shares) pursuant to private placements for aggregate proceeds of $1,020,000. Except for Keow Y. Chan who is Fai H. Chan's wife, all of the above parties are directors of the Company. (See note 14 (e))

     On June 25, 1997, the Company issued 2,500,000 shares of common stock at $0.24 per share to Fai H. Chan pursuant to a private placement for proceeds of $600,000. (See note 14 (f))

     The Company maintains deposits in accounts at American Pacific Bank and Fai
     H. Chan is an officer and a director of such bank.

13.  MORTGAGE LOANS PAYABLE

                                                            As of December 31,
                                                            ------------------
                                                             1997        1996
                                                             ----        ----
     First mortgage, principal due monthly through
       June 15, 1998 with fixed interest at 8.75%........  $865,594    $886,040
     Second mortgage, principal repayable on demand
       with interest at Canadian prime (6.00% and 4.75%
       as at December 31, 1997 and 1996) plus 4%.........    87,623      87,623
                                                           --------    --------
                                                            953,217     973,663
     Less: Current portion...............................  (115,251)   (108,069)
                                                           --------    --------
                                                           $837,966    $865,594
                                                           ========    ========

     On June 5, 1998, the first mortgage loan was renewed for another 5 years and the principal is repayable monthly through June 15, 2003 at the Canadian Government five year bond rate plus 1.45%

     The mortgage loans are denominated in Canadian dollars. The maturities of the mortgage loans as at December 31, 1997 are as follows:

     1998............................................................  $115,251
     1999............................................................    35,668
     2000............................................................    37,947
     2001............................................................    40,683
     2002............................................................    43,454
     2003............................................................   680,214
                                                                       --------
                                                                       $953,217
                                                                       ========

     The Company has pledged property with a net book value of $775,834 at December 31, 1997 to secure the mortgage loans.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

14.  CAPITAL STOCK

     During the three years ended December 31, 1997 there were several changes of the Company's capital as set out below:

     In 1995,

     a) the Company issued 400,000 shares of common stock at $5.81 per share pursuant to a consulting agreement. (see note 8).

     b) the Company issued 75,000 shares of common stock at $4 per share pursuant to private placements for proceeds of $300,000.

     In 1996,

     c) the Company issued 100,000 and 300,000 shares of common stock at $5.81 and $1.0625 pursuant to consulting agreements (See note 8).

     d) the Company issued 727,272 shares of common stock at $1.375 to acquire a 70% interest in a subsidiary (See note 3).

     In 1997,

     e) the Company issued 1,700,000 shares of common stock to related parties at $0.6 per share pursuant to private placements for proceeds of $1,020,000. (See note 12)

     f) the Company issued 2,500,000 shares of common stock to Fai H. Chan at $0.24 per share pursuant to a private placement for proceeds of $600,000. (See note 12)

     g) the Company issued 100,000 shares of common stock at $1.00 per share pursuant to a consulting agreement (see note 8).

     h) the Company redeemed 727,272 shares of common stock at $1.375 to reverse the purchase of a 70% interest in a subsidiary (See note 3).

     As of December 31, 1997, there were also outstanding warrants to purchase an aggregate of 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999. No warrants were issued or exercised during 1997.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

15.  INCOME TAXES

     No provision for income taxes for 1996 and 1997 has been made as the Company and its subsidiaries made losses in those years. The 1995 provision for income taxes consists of Canadian taxes for 1995.

     Under current PRC regulations, the Company's subsidiaries receive a full exemption from enterprise income tax for two years starting from the first profitable year, followed by 50% reduction in income taxes for the next three profitable years. At December 31, 1997 the subsidiaries had not reported any operating profits.

     At December 31, 1997 certain of its subsidiaries had operating tax loss carry forwards for income tax purposes which may be applied to reduce future taxable income of the same company. At December 31, 1997 there were tax loss carryforwards in Hong Kong Special Administrative Region ("Hong Kong") of approximately $375,000 with no expiration date.

     The Company has established a valuation allowance for the entire amount of these losses. There were no other material temporary differences.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

16.  SEGMENT INFORMATION

     The following is a summary of information regarding the Company's operations by principal activities for each of the three years ended December 31, 1997:


                                                           1997                                          1996
                                        -------------------------------------------   -------------------------------------------
                                          Rental       Investment                       Rental       Investment
                                          income         income      Consolidated       income         income       Consolidated
                                          ------         ------      ------------       ------         ------       ------------
Revenues................................  $346,528        $225,393    $    571,921      $336,644       $ 92,214      $   428,858

Income (loss) from operations...........   116,404         138,794         255,198        85,883        (59,955)          25,928
General corporate expenses..............      -               -         (1,163,415)         -              -          (1,966,224)
Interest expense........................      -               -           (309,201)         -              -            (121,436)
                                                                      ------------                                   -----------
Net loss from continuing
  operations............................      -               -         (1,217,418)         -              -          (2,061,732)
                                                                      ------------                                   -----------
Discontinued operations
  - Cement..............................      -               -             (8,342)         -              -             (62,487)
  - Containers..........................      -               -             59,232          -              -            (241,208)
  - Investment in Duck Farm.............      -               -           (301,324)         -              -                -
                                                                      ------------                                   -----------
Net loss from discontinued
  operations............................      -               -           (250,434)         -              -            (303,695)
                                                                      ------------                                   -----------
Net loss before income taxes............      -               -       $ (1,467,852)         -              -         $(2,365,427)
                                                                      ------------                                   -----------
Identifiable assets
  Continuing operations.................   803,754       1,531,620      $2,335,374       787,920        710,307       $1,498,227
  Discontinued operations
  - Cement..............................      -               -               -             -              -             395,955
  - Containers..........................      -               -               -             -              -           8,560,939
  - Investment in Duck Farm.............      -               -               -             -              -                -
                                                                      ------------                                   -----------
                                              -               -          2,335,374          -              -          10,455,121
Corporate assets........................      -               -             52,688          -              -             170,259
                                                                      ------------                                   -----------
                                                                        $2,388,062                                   $10,625,380
                                                                      ------------                                   -----------
Supplemental information
  Depreciation                              40,320             841    $     41,161        41,395            420      $    41,815
  Capital expenditures                        -               -       $       -             -             3,363      $     3,363
                                                                      ------------                                   -----------


                                                        1995
                                     -----------------------------------------
                                      Rental       Investment
                                      income         income       Consolidated
                                      ------         ------       ------------

Revenues............................ $347,034       $   7,918     $    354,952

Income (loss) from operations.......  110,608         (52,612)          57,996
General corporate expenses..........     -               -          (1,833,233)
Interest expense....................     -               -            (105,435)
                                                                  ------------
Net loss from continuing
  operations........................     -               -          (1,880,672)
                                                                  ------------
Discontinued operations
  - Cement..........................     -               -             (75,107)
  - Containers......................     -               -                -
  - Investment in Duck Farm.........     -               -                -
                                                                  ------------
Net loss from discontinued
  operations........................     -               -             (75,107)
                                                                  ------------
Net loss before income taxes........     -               -        $ (1,955,779)
                                                                  ------------
Identifiable assets
  Continuing operations.............  877,265         492,483     $  1,369,748
  Discontinued operations
  - Cement..........................     -               -             299,107
  - Containers......................     -               -                -
  - Investment in Duck Farm.........     -               -                -
                                                                  ------------
                                         -               -           1,668,855
Corporate assets....................     -               -              55,001
                                                                  ------------

                                                                  $  1,723,856
                                                                  ------------
Supplemental information
  Depreciation                         43,573            -        $     43,573
  Capital expenditures                   -               -        $       -
                                                                  ------------

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

16.  SEGMENT INFORMATION (Continued)

     The following is a summary of information regarding the Company's operations by geographical area for each of the three years ended December 31, 1997:

                                      1997          1996              1995
                                     ----          ----              ----
     Revenues
       North America ...........  $   360,030     $   342,112     $   349,698
       Hong Kong ...............      211,891          86,746           5,254
                                  -----------     -----------     -----------
                                  $   571,921     $   428,858     $   354,952
                                  ===========     ===========     ===========

     Operating income (loss)
       North America ...........  $  116,404      $    91,351     $   104,640
       Hong Kong ...............     (170,407)       (186,859)       (152,079)
     General corporate expenses    (1,163,415)     (1,966,224)     (1,833,233)
                                  -----------     -----------     -----------
                                  $(1,217,418)    $(2,061,732)    $(1,880,672)
                                  ===========     ===========     ===========

     Identifiable assets
       North America ...........  $   803,754     $   787,920     $   877,265
       PRC                               --         8,956,894         299,107
       Hong Kong ...............    1,531,620         710,307         492,483
     Corporate assets ..........       52,688         170,259          55,001
                                  -----------     -----------     -----------
                                  $ 2,388,062     $10,625,380     $ 1,723,856
                                  ===========     ===========     ===========

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

     The carrying amounts of cash and cash equivalents, short-term borrowings, current portion of mortgage loans payable and margin loan payable, are a reasonable estimate of their fair value due to the short maturity of the instruments. The fair value for the available-for-sale securities is based primarily on quoted market prices and such securities are carried at fair value.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


18.  COMMITMENTS AND CONTINGENCIES

     The Company had no capital commitments as of December 31, 1997.

     The Company leases land in North Vancouver, British Columbia on which the Company's rental property is located. The annual rent of CDN$110,000 ($80,321) is fixed until May 31, 2010. The Company has the option to extend the lease to May 31, 2032 at a rent to be negotiated.

     Total rental expense charged to operations was $125,201 in 1997, $131,813 in 1996 and $108,891 in 1995.

     At December 31, 1997, the minimum future rental commitments under non cancelable leases payable over the remaining lives of the leases are:

     1998.........................................................  $   105,171
     1999.........................................................       80,321
     2000.........................................................       80,321
     2001.........................................................       80,321
     2002.........................................................       80,321
     2003 through 2010............................................      642,568
                                                                     ----------
                                                                     $1,069,023
                                                                     ==========

19.  SUBSEQUENT EVENTS

     As of August 31, 1998, the market value of the available-for-sale securities held by the Company at the balance sheet date had fallen to approximately US$350,000. These securities were carried at market value of US$1,507,345 at the balance sheet date.