Form 10-Q
period 1997-03-31
HENG FAI CHINA INDUSTRIES INC
filed 1998-11-24
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          Commission File Number 0-7619

                         HENG FAI CHINA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                93-063633
(State or other jurisdiction                                 (I.R.S. Employer
 corporation or organization)                               Identification No.)

650 West Georgia Street, Suite 1600, Vancouver, British Columbia Canada V6B 4N8
(Address of principal                                                 (Zip Code)
executive offices)

Registrant's telephone number, including area code (604) 685-8318

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___    No __X__

13,686,814 shares of common stock, $.01 par value, were issued and outstanding as of March 31, 1997.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                          QUARTER ENDED MARCH 31, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements.................................................  1

        Condensed Consolidated Balance Sheets as at
        March 31, 1997 and December 31, 1996.................................  2

        Condensed Consolidated Statements of Operations for the
        three months ended March 31, 1997 and 1996...........................  3

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996...........................  4

        Notes to the Condensed Consolidated Financial Statements.............  5

Item 2. Management Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 18

Item 2. Changes in Securities................................................ 18

Item 3. Defaults Upon Senior Securities...................................... 18

Item 4. Submission of Matters to a Vote of Security Holders.................. 18

Item 5. Other Information.................................................... 18

Item 6. Exhibits and Reports on Form 8-K..................................... 18

Signature Page............................................................... 19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

        (a) Condensed Consolidated Balance Sheets as at March 31, 1997 and December 31, 1996;

        (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996;

        (c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996; and

        (d)   Notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                                     As at             As at
                                                                March 31, 1997   December 31, 1996
                                                                --------------   -----------------
Current assets:
    Cash and cash equivalents ................................   $    191,626       $    170,259
    Available-for-sale securities (note 4) ...................      1,989,351            682,331
    Accounts receivable, trade, less allowance for doubtful
      accounts of $0 in 1997 and $70,258 in 1996 .............      3,271,544            980,172
    Inventories (note 5) .....................................      2,502,823          4,403,682
    Prepaid and other current assets .........................        210,876            151,722
    Amounts receivable from related parties (note 10) ........        231,360            136,439
    Value added taxes recoverable ............................        809,922            611,790
                                                                 ------------       ------------
      Total current assets ...................................      9,207,502          7,136,395
Property, plant and equipment, net (note 6) ..................      3,368,077          3,402,238
Prepaid rental ...............................................         79,518             86,747
                                                                 ------------       ------------
     Total Assets ............................................   $ 12,655,097       $ 10,625,380
                                                                 ============       ============
Current liabilities:
    Short-term borrowings (note 8) ...........................   $  3,062,367       $  2,403,026
    Margin loan payable (note 9) .............................      1,739,938            489,193
    Interest payable .........................................         43,335             40,212
    Mortgage payable - ST ....................................         23,849            108,069
    Accounts payable .........................................        963,578            837,596
    Bills payable ............................................        642,169            722,892
    Accrued expenses .........................................        385,916            360,749
    Security deposits payable ................................         11,183             11,992
    Amounts payable to related parties (note 10) .............        555,780          1,110,544
                                                                 ------------       ------------
        Total current liabilities ............................      7,428,115          6,084,273
                                                                 ------------       ------------
Long-term liabilities:
    Mortgage loans payable ...................................        944,867            865,594
    Long-term payable ........................................         88,744             88,744
                                                                 ------------       ------------
      Total long-term liabilities ............................      1,033,611            954,338
                                                                 ------------       ------------
Minority interest ............................................      3,550,267          3,583,399
                                                                 ------------       ------------
Stockholders' equity
    Preferred stock, $10 par value, 500,000 share authorized,
       unissued ..............................................           --                 --
    Common stock, $.01 par value, 30,000,000 share authorized;
       issued and outstanding 1997: 13,686,814 shares and
       1996: 11,986,814 shares (note 11) .....................        136,868            119,868
    Contributed surplus ......................................      5,704,023          4,701,023
    Unrealized loss on available-for-sale securities (note 4)        (190,936)           (78,825)
    Cumulative exchange adjustments ..........................          6,968              6,968
    Accumulated deficit ......................................     (4,867,069)        (4,510,914)
                                                                 ------------       ------------
                                                                      789,854            238,120
     Common stock issued for consulting services
       to be received (note 7) ...............................       (146,750)          (234,750)
                                                                 ------------       ------------
     Total stockholders' equity ..............................        643,104              3,370
                                                                 ------------       ------------
     Total liabilities and stockholders' equity ..............   $ 12,655,097       $ 10,625,380
                                                                 ============       ============

    See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                  March 31, 1997  March 31, 1996
                                                   ------------   --------------
Revenues:
    Rental  income .............................   $     84,739    $     86,367
    Sales of containers ........................      2,037,158            --
    Sales of  cement ...........................         42,163          84,158
    Investment income ..........................         78,081            --
    Other  Income ..............................          1,827           1,429
                                                   ------------    ------------
       Total revenues ..........................      2,243,968         171,954
                                                   ------------    ------------
Expenses:
    Cost of sales of containers ................      1,736,449            --
    Cost of sales of cement ....................         49,049          76,531
    Machinery lease rental .....................          7,229           7,171
    Depreciation ...............................         11,431          10,671
    Legal and professional fees ................          9,547          15,997
    Consulting fees (note7) ....................         88,000         845,041
    Consulting fees paid to a related company ..        125,000            --
    Interest on long-term debt .................           --            21,998
    Interest on short-term debt ................        172,716          11,653
    Land lease .................................         20,080          20,221
    Rental estate management fees ..............          4,089           3,529
    Salaries ...................................         13,125            --
    Other operating and administrative expenses         396,540          53,166
                                                   ------------    ------------
       Total expenses ..........................      2,633,255       1,065,978
                                                   ------------    ------------
Net loss before income taxes ...................       (389,287)       (894,024)
Provision for income taxes .....................           --              --
                                                   ------------    ------------
Net loss before minority interest for the year .       (389,287)       (894,024)
Minority interest ..............................         33,132            --
Net loss .......................................   $   (356,155)   $   (894,024)
                                                   ============    ============
Net loss per share .............................   $     (0.027)   $     (0.082)
                                                   ============    ============
Weighted average number of shares of common
  stock outstanding ............................     13,120,147      10,901,300
                                                   ============    ============

    See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                    Three Months   Three Months
                                                        Ended         Ended
                                                   March 31, 1997 March 31, 1996
                                                   -------------- --------------
Cash flow from operating activities
Net loss .......................................... $   (356,155)    $(894,024)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Minority interest .............................      (33,132)         --
    Depreciation and amortization .................       40,372        10,671
    Consulting fee paid in common stock ...........       88,000       845,041
    Changes in working capital components:
    Accounts receivable ...........................   (2,291,372)      (19,092)
    Inventories ...................................    1,900,859        17,573
    Prepaid and other current assets ..............      (59,154)      (64,074)
    Amounts receivable from related parties .......      (94,921)         --
    Value added  taxes recoverable ................     (198,132)         --
    Prepaid rental ................................        7,229          --
    Accounts payable ..............................      125,982       (32,995)
    Bills payable .................................      (80,723)         --
    Interest payable ..............................        3,123         2,527
    Accrued expenses ..............................       25,167        (6,194)
    Security deposits payable .....................         (809)         (150)
    Amounts payable to related parties ............     (554,764)       81,684
    Exchange difference ...........................         --           1,492
                                                    ------------     ---------
    Net cash used in operating  activities ........   (1,478,430)      (57,541)
                                                    ------------     ---------
Cash flow from investing activities:
    Purchase of available for sale securities .....   (2,710,936)         --
    Proceeds from sale of available-for-sale
      securities ..................................    1,291,805          --
    Purchases of property, plant and  equipment ...       (6,211)         --
                                                    ------------     ---------
    Net cash used in investing activities .........   (1,425,342)         --
                                                    ------------     ---------
Cash flow from financing activities:
    Common stock issued for cash ..................    1,020,000
    Increase in short-term borrowings .............      659,341        36,145
    Increase in margin loan  payable ..............   11,842,704         7,923
    Margin loan  repaid ...........................  (10,591,959)         --
    Mortgage loan repaid ..........................       (4,947)       (4,574)
                                                    ------------     ---------
    Net cash provided by financing  activities ....    2,925,139        39,494
                                                    ------------     ---------
Net increase (decrease) in cash and cash
  equivalents .....................................       21,367       (18,047)
Cash and cash equivalents:
    Beginning of the period .......................      170,259        55,001
                                                    ------------     ---------
    End of the period ..................  ......... $    191,626     $  36,954
                                                    ============     =========
Analysis of the balance of cash and cash
  equivalents:
    Bank balances and cash ........................ $    191,626     $  36,954
                                                    ============     =========
Non-cash financing activities:
Issuance of common stock for consulting  services .         --       $ 464,800
                                                    ============     =========

    See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

1.    BASIS OF PRESENTATION

            In June 1994, Heng Fai China Industries, Inc., then known as Alpine International Corporation ("Apline") entered into a business combination with Vancouver Hong Kong Properties Limited ("Vancouver Hong Kong"), which owns and operates a residential rental property in North Vancouver, British Columbia. The business combination resulted in the shareholders of Vancouver Hong Kong being issued 10,357,700 shares of common stock (the "Common Stock") and 10,357,700 common stock purchase warrants (the "Warrants") of Alpine. As a part of the business combination a company related to Vancouver Hong Kong agreed to subscribe for 1,500,000 shares of common stock and 1,500,000 common stock purchase warrants for an aggregate of $120,000 in cash. The foregoing share numbers are before the effects of the Company subsequent one-for-four reverse stock split and a one-for-ten reverse stock split. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Vancouver Hong Kong being the accounting parent. Accordingly, results of operations for periods prior to the reverse acquisition are those of Vancouver Hong Kong, and the results of Alpine operations are included only from the date of such reverse acquisition. Subsequent to the business combination, the name of the legal parent Alpine was changed to Heng Fai China Industries, Inc. (the "Company").

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

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

1.    BASIS OF PRESENTATION - Continued

            On September 4, 1996, through a wholly-owned subsidiary, the Company acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. ("Wuhan") in exchange of 727,272 shares of the Company's restricted common stock. No goodwill arose on the acquisition. Wuhan is a joint venture incorporated in the PRC which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

            On January 9, 1995, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the common stock of Heng Fai China & Asia Industries Limited ("Heng Fai Asia") in exchange for nominal consideration. Heng Fai Asia through its wholly-owned subsidiaries had various options to acquire interests in various lease interests or operating joint ventures in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

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

            On March 3, 1997, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the common stock of Heng Fai China Industries Acquisition Limited ("Heng Fai Acquisition") in exchange for nominal consideration. Heng Fai Acquisition had an option to form a co-operative joint venture in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

            On March 19, 1997, the Company entered into a conditional agreement (the "Agreement") through Heng Fai Acquisition with an unaffiliated party in PRC, to establish a joint venture, (the "JV"), in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and the Company has lodged an application to cancel the registration of the JV during 1997.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

2.    CONTINUING OPERATIONS

            These condensed consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has a deficiency in net tangible assets. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

            The Company ability to continue as a going concern is dependent on continued financial support from its principal shareholder, who has signed a letter of financial support to the Company.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following sets forth the significant accounting principles utilized in the preparation of the condensed consolidated financial statements:

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

            Principles of consolidation - The consolidated financial statements of Heng Fai China Industries, Inc. include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

            Cash flows - The Company's cash and cash equivalents include cash on hand and short-term bank deposits, with original maturities of three months or less.

            Inventories - Inventories are stated at the lower of cost determined by the weighted average method or market. Work-in-progress and finished goods consist of raw materials, direct labour and overhead associated with the manufacturing process.

            Investment securities - The Company has classified the marketable equity securities it holds as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

            Properties, plant and equipment - Properties, plant and equipment are stated at cost. Depreciation and amortization is based on the respective estimated useful live, as calculated on the following rates:

                  Building in Canada          5% declining balance

                  Buildings in PRC            5% declining balance

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

            Revenue recognition - Sales of cement and containers are recognized when merchandise is shipped and title has passed to the customer. Rental income is recognized on a straight line basis over the periods of the leases.

            Income taxes - Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provision of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the tax rates expected to be in effect when the related temporary difference reverse.

            Earnings per share - Earnings per share are based on the weighted average number of common stock outstanding during the period.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

4.    AVAILABLE-FOR-SALE SECURITIES

      The cost and approximate market value of investment securities as of March 31, 1997 were as follows:

                                          Gross          Estimated     Carrying
                            Cost     Unrealized Loss    Fair Value       Value
                            ----     ---------------    ----------       -----
      Corporate equity
      securities         $2,180,287     $(190,936)      $1,989,351    $1,989,351
                         ==========     ==========      ==========    ==========

            The Company acquired the investment securities for cash financed partially by the Company's internal resources and partially by a margin loan (See Note 9).

            These investment securities are not subject to any contractual or statutory resale restrictions and any portion of these stock can be reasonably expected to qualify for sale within one year.

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                 As of               As of
                                            March 31, 1997     December 31, 1996
                                            --------------     -----------------
           Raw materials and supplies          $1,478,660         $3,176,209
           Work-in-progress                       902,175          1,070,066
           Finished goods                         121,988            157,407
                                               ----------         ----------
                    Total inventories          $2,502,823         $4,403,682
                                               ==========         ==========

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

6.    PROPERTIES, PLANT AND EQUIPMENT

      The components of properties, plant and equipments are as follows:

                                                 As of            As of
                                            March 31, 1997   December 31, 1996
                                              -----------    -----------------

      Buildings                               $ 2,316,819       $ 2,316,819
      Leasehold improvements                      548,333           548,333
      Furniture and equipment                      55,491            50,024
      Plant and machinery                       1,277,597         1,276,853
      Motor vehicles                               55,816            55,816
      Construction-in-progress                      1,231             1,231
                                              -----------       -----------
      Total Cost                                4,255,287         4,249,076
      Less :  accumulated depreciation
        and amortization                         (887,210)         (846,838)
                                              -----------       -----------
                                              $ 3,368,077       $ 3,402,238
                                              ===========       ===========

            All premises and equipment are pledged to secure banking facilities extended to the Company.

7.    DEFERRED EXPENDITURE

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

8.    SHORT-TERM BORROWINGS

            Short-term borrowings at March 31, 1997 represent bank overdrafts on which the Company pays interest based on the "besting lending" rate in the PRC. The effective interest rate at March 31, 1997 was 8.415%.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

9.    MARGIN LOAN PAYABLE

            The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$1,989,351. The loan is repayable on demand and bears interest at Hong Kong best lending rate (8.75% at March 31, 1997) plus 3.5 per cent per annum.

10.   RELATED PARTIES TRANSACTIONS

            These amounts are unsecured, interest-free and have no fixed repayment date.

11.   CAPITAL STOCK

            The changes in share capital during the three months ended March 31, 1997 were as follows:

                                             Common Stock
                                        ---------------------
                                         Number of    Amount   Contributed
                                          Shares                 Surplus
                                          ------      ------     -------
      Balance as of December 31, 1996   11,986,814   $119,868   $4,701,023
      Common stock issued for cash       1,700,000     17,000    1,003,000
                                        ----------   --------   ----------
      Balance as of March 31, 1997      13,686,814   $136,868   $5,704,023
                                        ==========   ========   ==========

            As of March 31, 1997, there were outstanding warrants exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.

12.   SUBSEQUENT EVENTS

            Subsequent to the balance sheet date, the Company disposed a 70% and a 81% interests in its subsidiaries in Wuhan and Cangzhou, respectively.

                         Heng Fai China Industries, Inc.
                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company was originally incorporated in 1958 and until June 1994 had been engaged in business other than those it presently operates, or, since its Alpine 1992 emergence from reorganization under Chapter 11 of the U.S. Bankruptcy code, had been inactive.

Vancouver Hong Kong owns and operates an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In January 1995, the Company acquired from Fai Chan (an officer, director and principal stockholder of the Company) the ownership of 100% of the common stock of Heng Fai China and Asia Industries Limited ("Asia") and Asia's wholly-owned subsidiaries and Heng Fai China Industries Limited ("China"). China, through its subsidiary Cangzhou Min You Cement Company Limited ("Min You"), obtained the right to acquire the use, for a period of five years commencing January 1, 1995, of a production line at Min You in the PRC. Min You was entitled to lease the production line for five years by expending Renminbi ("RMB"), the currency of the PRC, RMB 1.2 million on the expansion and modernization of Min You. The option was exercised and the required RMB 1.2 million was expended in fiscal 1995, and beginning in June 1995 the Company's operations included a second business segment, the production and sale of cement.

On September 4, 1996, the Company through a wholly owned-subsidiary acquired a 70% interest in Wuhan Monkey King Container Co. ("Wuhan"), in exchange for 727,272 shares of the Company's restricted common stock. Wuhan is a joint venture incorporated in the PRC which was formed to engage in the design, manufacture, lease and repair of standard and non-standard containers and related steel structure products.

On February 19, 1997, the Company entered into a conditional agreement through Heng Fai China Industries Acquisition Limited with a an unaffiliated party in PRC, (the "PRC Party") to establish a joint venture, the "JV"), in Zhangjiagang. However, the Agreement was not completed and the Company has lodged an application to cancel the registration of the JV in 1997.

During December 1997 the Company effected an agreement to reverse the acquisition of Wuhan. Also, in December 1997, the Company disposed of 81% of its interest in Cangzhou Cement and submitted its application for change in ownership to the respective authorities in PRC for consensus and approval.

During March 1998, pursuant to a resolution passed on March 23, 1998, by written consent in lieu of a meeting pursuant to section 141(f) of the General Corporations Law of the State of Delaware, the Company's name was changed to Powersoft Technologies, Inc.

Subsequent events

During May 1997, the shareholders voted to amend the Company's Certificate of Incorporation for the following items:

(i) To increase the number of authorized shares of preferred stock from 500,000 to 25,000,000 shares, and decreasing the par value of the preferred stock from $10.00 to $5.00.

(ii) To adopt a Stock Option Plan that provides for the issuance of up to 2,000,000 employee stock options over a ten year period. The ten year period commences on the date the plan was ratified. The plan provides for the grant of both incentive and non-statutory stock options. The exercise price of the incentive stock options under the plan may not be less than the fair market value at the common stock, and in some cases may not be less than 110% of such fair market value. The exercise price of non-statutory options under the plan may not be less than 85% of the fair market value of the common stock. The maximum term of options under the plan is ten years and in certain cases may be five years.

Subsequent to March 31, 1997, the Company disposed of 70% and 81% interests in its subsidiaries in Wuhan and Cangzhou, respectively.

Results of Operations - Period Ended March 31, 1997 as Compared to the Period Ended March 31, 1996

Consolidated revenues increased to US$2,243,968 for the three months ended March 31, 1997, from US$171,954 for the three months ended March 31, 1996. Wuhan Container Co., Ltd., a majority owned subsidiary that was acquired in September 1996, represents the primary reason for this increase. Sales of Wuhan amounted to US$2,037,158 for the first quarter of 1997.

Cement sales amounted to US$42,163 and US$84,158 for the three months ended March 31, 1997 and 1996, respectively. The decrease is because the austerity measures implemented by the PRC government in late 1995 continued to have an impact on the economic developments in the PRC which in turn affect the infrastructure activities and the building developments. Although there is a sign of easing in such austerity measures, both turnover and profit margin of the cement sector are still severely affected.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first quarter of fiscal 1997 and fiscal 1996.

Investment income amounted to US$78,081 for the first quarter of 1997. The income is derived from the increased holdings in available for sale securities.

Operating expenses includes the increase in cost of sales of containers, US$1,736,449 in 1997 and the decrease in cost of sales of cement from US$76,531 in 1996 to US$49,049 in 1997 that are associated with the revenue trends described above.

Fees are paid to a related party for consulting and management services. During the period ended March 31, 1997 such fees amounted to US$125,000.

Consulting fees amounting to US$88,000 represents a consulting fee paid in the form of common stock for public relations and related financial services. The consulting agreement was entered into in September 1996.

Interest expense increased to US$172,716 for the three months ended March 31, 1997 as compared to US$33,651 for the three months ended March 31, 1996. This reflects the increase in short-term borrowings and margin loans payable. The increase in financing was used to fund increases in accounts receivable and available-for-sales securities.

Other operating and administrative expenses increased from US$53,166 for the three months ended March 31, 1996 to US$396,540 for the three months ended March 31, 1997. The increase reflects increased expenditures for amortization of deferred charges, amounting to approximately US$173,000 and various administrative and general expenses.

The charge for minority interests is primarily due to the interests of the minority shareholders of Wuhan.

The Company's net loss for the period ended March 31, 1997 was US$356,155, a change of US$537,869 compared to a net loss of US$894,024 for the corresponding period in 1996. The decrease in the net loss was the net result of (i) the operating loss of the container segment; (ii) lower consulting expenses; (iii) increased administrative and interest expenses.

As at March 31, 1997, the Company held shares of corporate equity securities. The quoted market price of these securities, in the aggregate, US$190,936 lower than their initial costs. The securities are classified as available for sale and, accordingly, the increase in their market value has been credited directly to stockholders' equity as a separate component thereof.

Liquidity and Capital Resources

The net cash used in operating activities cash flows for the three months period ended March 31, 1997 amounted to US$1,478,430. This primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash used in investing activities amounted to US$1,425,342 for the three months ended March 31, 1997. This is primarily due to the use of cash to pay for the purchase of investments.

The net cash provided by financing activities amounted to US$2,925,139 for the three months ended March 31, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

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

Rmb is currently not freely convertible. Prior to January 1, 1994, all foreign exchange transactions involving Rmb in the PRC were placed through the People's bank of China or authorized financial institutions at the official exchange rate set by the State Administration of Exchange Control (the "SAEC"). In addition, Rmb could also be converted at swap centers established by the SAEC open to PRC enterprises and foreign investment enterprises, subject to the SAEC approval of each foreign currency transaction, at exchange rate influenced by the actual demand and supply of foreign currency in the PRC. The exchange rate quoted by the SAEC generally differs from the exchange rate quoted by the swap centers.

On January 1, 1994, the PRC government unified the two-tier system by adopting a unified floating exchange rate system largely based on market supply and demand. In place of the official rate and swap rate, the People's Bank of China now publishes a daily exchange rate (the "PBOC Exchange Rate"). Banks and other financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC Exchange Rate according to the market conditions. While the new system has removed the two-tier exchange rate system, Rmb is still not a freely convertible currency.

As a matter of policy, the Company sources supply of raw materials from PRC domestic producers whenever possible. The management believes that the policy allows the Company to utilize the Rmb received from its customers and minimize the Company's exposure to Rmb exchange risks. The Company therefore does not anticipate any exchange rate fluctuation which would have an adverse effect on the financial performance and assets value of the Company when measured in terms of U.S. Dollars.

The Company is not involved in any hedging activities in foreign currencies.

Inflation

The general inflation rate in China was approximately 24%, 15% and 8%per annum in 1994, 1995 and 1996, respectively. Accordingly, the PRC Government has taken steps to control inflation by means of credit restrictions, increase in interest rates and open market operations, which in turn, lead to a slowdown of the Chinese economy. As a result of the PRC inflation, the austerity measures implemented by the PRC Government have continued to affect the operations of Min You and Wuhan Container. Although there is a sign of easing in such austerity measures, both turnover and profit margin of Min You and Wuhan Container are still severely affected.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HENG FAI CHINA INDUSTRIES, INC.



Dated:  November 19, 1998                   By:  /s/ Robert H. Trapp
                                                 ------------------------------
                                                 Robert H. Trapp
                                                 Secretary and Treasurer