Form 10-Q
period 1997-06-30
HENG FAI CHINA INDUSTRIES INC
filed 1998-11-24
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          Commission File Number 0-7619

                         HENG FAI CHINA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                93-063633
(State or other jurisdiction of                              (I.R.S. Employer
 corporation or organization)                               Identification No.)

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

                                 Yes ___ No _X_

16,186,814 shares of common stock, $.01 par value, were issued and outstanding as of June 30, 1997.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1.   Financial Statements........................................         1

          Condensed Consolidated Balance Sheets as at
          June 30, 1997 and December 31, 1996.........................         2

          Condensed Consolidated Statements of Operations for the
          six months and three months ended June 30, 1997 and 1996....         3

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996.....................         4

          Notes to the Condensed Consolidated Financial Statements....         5

Item 2.   Management Discussion and Analysis of Financial
          Condition and Results of Operations.........................        13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        20

Item 2.   Changes in Securities.......................................        20

Item 3.   Defaults Upon Senior Securities.............................        20

Item 4.   Submission of Matters to a Vote of Security Holders.........        20

Item 5.   Other Information...........................................        20

Item 6.   Exhibits and Reports on Form 8-K............................        20

Signature Page........................................................        21


                                       I

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

      (a) Condensed Consolidated Balance Sheets as at June 30, 1997 and December 31, 1996;

      (b) Condensed Consolidated Statements of Operations for each of six months ended June 30, 1997 and June 30, 1996 and each of the three months ended June 30, 1997 and 1996;

      (c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996; and

      (d)   Notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                    As at            As at
                                                June 30, 1997  December 31, 1996
                                                -------------  -----------------
Current assets:
    Cash and cash equivalents ...............   $    160,807    $    170,259
    Available-for-sale securities (note 4) ..      4,589,916         682,331
    Accounts receivable, trade, less
      allowance for doubtful
      accounts of $0 in 1997
      and $70,258 in 1996 ...................      4,003,013         980,172
    Inventories (note 5) ....................      2,166,370       4,403,682
    Prepaid and other current assets ........      1,327,597         151,722
    Amounts receivable from related parties
      (note 10) .............................      1,965,674         136,439
    Value added taxes recoverable ...........        184,421         611,790
                                                ------------    ------------
       Total current assets .................     14,397,798       7,136,395
Property, plant and equipment, net (note 6) .      3,322,615       3,402,238
Prepaid rental ..............................         72,289          86,747
                                                ------------    ------------
     Total Assets ...........................   $ 17,792,702    $ 10,625,380
                                                ============    ============
Current liabilities:
    Short-term borrowings (note 8) ..........   $  5,459,579    $  2,403,026
    Margin loan payable (note 9) ............      1,987,486         489,193
    Interest  payable .......................         45,236          40,212
    Mortgage payable - ST ...................         18,894         108,069
    Accounts payable ........................      1,502,300         837,596
    Bills payable ...........................        240,965         722,892
    Accrued expenses ........................        592,160         360,749
    Security deposits payable ...............         11,176          11,992
    Amounts payable to related parties
      (note 10) .............................        594,158       1,110,544
                                                ------------    ------------
        Total current liabilities ...........     10,451,954       6,084,273
                                                ------------    ------------

Long-term liabilities:
    Mortgage loans payable ..................        944,867         865,594
    Long-term payable .......................         88,744          88,744
                                                ------------    ------------
        Total long-term liabilities .........      1,033,611         954,338
                                                ------------    ------------
Minority interest ...........................      3,508,935       3,583,399
                                                ------------    ------------

Stockholders' equity
    Common stock, $.01 par value, 30,000,000
      share authorized; issued and
      outstanding 1997: 16,186,814 shares
      and 1996: 11,986,814 shares (note 11) .        161,868         119,868
    Contributed surplus .....................      6,279,023       4,701,023
    Unrealized gain (loss) on available-
      for-sale securities (note 4) ..........      1,906,672         (78,825)
    Cumulative exchange adjustments .........          6,968           6,968
    Accumulated deficit .....................     (5,497,579)     (4,510,914)
                                                ------------    ------------
                                                   2,856,952         238,120
     Common stock issued for consulting
       services to be received (note 7) .....        (58,750)       (234,750)
                                                ------------    ------------
     Total stockholders' equity .............      2,798,202           3,370
                                                ------------    ------------
     Total liabilities and stockholders'
       equity................................   $ 17,792,702    $ 10,625,380
                                                ============    ============

   See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)

                                      Six Months Ended June 30,            Three Months Ended June 30,
                                        1997            1996                  1997            1996
                                    ------------    ------------          ------------    ------------
Revenues:
    Rental income ...............   $    171,676    $    169,650          $     86,937    $     83,283
    Sales of containers .........      2,934,871            --                 897,713            --
    Sales of cement .............        143,268         174,795               101,105          90,637
    Investment income ...........        109,212          26,276                31,131          26,276
    Other Income ................          4,052           4,360                 2,225           2,931
                                    ------------    ------------          ------------    ------------
       Total revenues ...........   $  3,363,079    $    375,081          $  1,119,111    $    203,127
                                    ------------    ------------          ------------    ------------
Expenses:
    Cost of sales of containers .      2,589,495            --                 853,046            --
    Cost of sales of cement .....        160,885         154,338               111,836          70,636
    Machinery lease rental ......         14,458            --                   7,229            --
    Depreciation ................         21,585          24,072                10,154          13,401
    Legal and professional fees .         43,479          26,651                33,932          10,654
    Consulting fees (note 7) ....        176,000       1,290,395                88,000         445,354
    Consulting fees paid to a
      related company ...........        250,000            --                 125,000            --
    Interest on long-term debt ..           --            67,037                  --            33,386
    Interest on short-term debt .        298,135            --                 125,419            --
    Foreign exchange loss .......         39,354            --                  39,354            --
    Land lease ..................         40,161          40,531                20,081          20,310
    Rental estate management fees         18,827           6,817                14,738           3,288
    Salaries ....................         26,583            --                  13,458            --
    Other operating and
      administrative expenses ...        745,246         105,409               348,706          52,243
                                    ------------    ------------          ------------    ------------
       Total expenses ...........      4,424,208       1,715,250             1,790,953         649,272
                                    ------------    ------------          ------------    ------------

Net loss before income taxes ....     (1,061,129)     (1,340,169)             (671,842)       (446,145)
Provision for income taxes ......           --              --                    --              --
                                    ------------    ------------          ------------    ------------
Net loss before minority interest
  for the year ..................     (1,061,129)     (1,340,169)             (671,842)       (446,145)

Minority interest ...............         74,464            --                  41,332            --
                                    ------------    ------------          ------------    ------------
Net loss ........................       (986,665)     (1,340,169)             (630,510)       (446,145)
                                    ------------    ------------          ------------    ------------
Net loss per share ..............          (0.07)          (0.12)                (0.05)          (0.04)
                                    ============    ============          ============    ============

Weighted average number
  of shares of common stock
  outstanding ...................     13,486,814      10,927,344            13,853,481      10,953,388
                                    ============    ============          ============    ============

   See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                              Six Months Ended  Six Months Ended
                                               June 30, 1997      June 30, 1996
                                              ----------------  ----------------
Cash flow from operating activities
Net loss .....................................  $  (986,665)      $(1,340,169)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest ........................      (74,464)             --
    Depreciation and amortization ............      130,465            38,500
    Consulting fee paid in common stock ......      176,000         1,290,395
    Changes in working capital components:
    Accounts receivable ......................   (3,022,841)          (10,869)
    Inventories ..............................    2,237,312           (38,348)
    Prepaid and other current assets .........   (1,175,875)          (80,336)
    Amounts receivable from related parties ..   (1,829,235)             --
    Value added  taxes recoverable ...........      427,369              --
    Accounts payable .........................      664,704            21,848
    Bills payable ............................     (481,927)             --
    Interest payable .........................        5,024             4,787
    Accrued expenses .........................      231,411           (12,708)
    Prepaid rental ...........................       14,458            14,428
    Security deposits payable ................         (816)              174
    Amounts payable to related parties .......     (516,386)           70,260
    Exchange difference ......................         --               7,068
                                                -----------       -----------
    Net cash used in operating activities ....   (4,201,466)          (34,970)
                                                -----------       -----------
Cash flow from investing activities:
    Purchase of available for sale securities    (4,367,238)             --
    Proceeds from sale of available-for-sale
      securities .............................    2,445,150              --
    Purchases of property, plant and
      equipment ..............................      (50,842)             --
                                                -----------       -----------
    Net cash used in investing activities ....   (1,972,930)             --
                                                -----------       -----------
Cash flow from financing activities:
    Common stock issued for cash .............    1,620,000              --
    Increase in short-term borrowings ........    3,056,553            35,913
    Increase in margin loan payable ..........    1,498,293              --
    Margin loan repaid .......................         --             (10,158)
    Mortgage loan repaid .....................       (9,902)           (9,164)
                                                -----------       -----------
    Net cash provided by financing
      activities .............................    6,164,944            16,591
                                                -----------       -----------
Net decrease in cash and cash equivalents ....       (9,452)          (18,379)
Cash and cash equivalents:
    Beginning of the period ..................      170,259            55,001
                                                -----------       -----------
    End of the period ........................  $   160,807       $    36,622
                                                ===========       ===========
Analysis of the balance of cash and
  cash equivalents:
    Bank balances and cash ...................  $   160,807       $    22,240
    Bank overdraft ...........................         --              14,382
                                                -----------       -----------
                                                $   160,807       $    36,622
                                                ===========       ===========
Non-cash financing activities:
Issuance of common stock for
  consulting services ........................         --         $   581,000
                                                ===========       ===========

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

            Reclassifications   -  Certain   prior  period   amounts  have  been
      reclassified to conform to the current period's presentation.

4.    AVAILABLE-FOR-SALE SECURITIES

      The cost and approximate market value of investment securities as of June 30, 1997 were as follows:

                                            Gross        Estimated    Carrying
                             Cost      Unrealized Loss   Fair Value     Value
                             ----      ---------------   ----------     -----
      Corporate equity
      securities          $2,683,244     $1,906,672      $4,589,916  $4,589,916
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

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                  As of             As of
                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------

      Raw materials and supplies                $1,724,606        $3,176,209
      Work-in-progress                             191,804         1,070,066
      Finished goods                               249,960           157,407
                                                ----------        ----------
      Total inventories                         $2,166,370        $4,403,682
                                                ==========        ==========

6.    PROPERTIES, PLANT AND EQUIPMENT

      The components of properties, plant and equipments are as follows:

                                                  As of             As of
                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------

      Buildings                                 $2,316,819         $2,316,819
      Leasehold improvements                       548,333            548,333
      Furniture and equipment                       54,877             50,024
      Plant and machinery                        1,322,841          1,276,853
      Motor vehicles                                55,816             55,816
      Construction-in-progress                       1,231              1,231
                                                ----------         ----------
      Total Cost                                 4,299,917          4,249,076
      Less: accumulated depreciation
        and amortization                          (977,302)          (846,838)
                                                ----------         ----------
                                                $3,322,615         $3,402,238
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

8.    SHORT-TERM BORROWINGS

            Short-term borrowings at June 30, 1997 represent bank overdrafts on which the Company pays interest based on the "besting lending" rate in the PRC. The effective interest rate at June 30, 1997 was 8.415%.

9.    MARGIN LOAN PAYABLE

            The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$4,589,916. The loan is repayable on demand and bears interest at Hong Kong best lending rate (8.75% at June 30, 1997) plus 3.5 per cent per annum.

10.   RELATED PARTIES TRANSACTIONS

            These amounts are unsecured, interest-free and have no fixed repayment date.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

11.   CAPITAL STOCK

            The changes in share capital during the three months ended June 30, 1997 were as follows:

                                          --------------------------------------
                                               Common Stock         Contributed
                                          ---------------------       Surplus
                                           Number of    Amount
                                            Shares
                                          --------------------------------------

      Balance as of December 31, 1996     11,986,814   $119,868      $4,701,023
      Common stock issued for cash         4,200,000     42,000       1,578,000
                                          --------------------------------------

      Balance as of June 30, 1997         16,186,814   $161,868      $6,279,023
                                          ======================================

            As of June 30, 1997, there were outstanding warrants exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.

12.   SUBSEQUENT EVENTS

            Subsequent to the balance sheet date, the Company disposed a 70% and a 81% interests in its subsidiaries in Wuhan and Cangzhou, respectively.

                         Heng Fai China Industries, Inc.
                                  June 30, 1997

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

Subsequent events

Subsequent to March 31, 1997, the Company disposed of a 70% and an 81% interest in its subsidiaries in Wuhan and Cangzhou, respectively.

Results of Operations - Six months ended June 30, 1997 as compared to the six months ended June 30, 1996

Consolidated revenues increased to US$3,363,079 for the six months ended June 30, June 30, 1997, from US$375,081 for the six months ended June 30, 1997. Wuhan Container Co., Ltd., a majority owned subsidiary that was acquired in September 1996, represents the primary reason for this increase. Sales of Wuhan amounted to US$2,934,871 for the first six months of 1997.

Cement sales amounted to US$143,268 and US$174,975 for the six months ended June 30, 1997 and 1996, respectively. The decrease is because the austerity measures implemented by the PRC government in late 1995 continued to have an impact on the economic developments in the PRC which in turn affect the infrastructure activities and the building developments. Although there is a sign of easing in such austerity measures, both turnover and profit margin of the cement sector are still severely affected.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first six months of fiscal 1997 and fiscal 1996.

Investment income amounted to US$109,212 for the first six months of 1997 compared to US$26,276 for the same period in 1996. The income is derived from the increased holdings in available for sale securities.

Operating expenses increased from US$1,715,250 for the six months ended June 30, 1996 to US$4,424,208 for the six months ended June 30, 1997. This represents an increase amounting to US$2,708,958. The fluctuation in operating expenses includes the increase in cost of sales of containers, US$2,589,495 in 1997 and the increase in cost of sales of cement from US$154,338 in 1996 to US$160,885 in 1997 that are associated with the revenue trends described above.

Fees are paid to a related party for consulting and management services. During the six month period ended June 30, 1997 such fees amounted to US$250,000.

Consulting fees amounting to US$176,000 represents a consulting fee paid in the form of common stock for public relations and related financial services. The consulting agreement was entered into in September 1996. Consulting fees decreased from US$1,290,395 for the six months ended June 30, 1996.

Interest expense increased to US$298,135 for the six months ended June 30, 1997 as compared to US$67,037 for the six months ended June 30, 1996. This reflects the increase in short-term borrowings and margin loans payable. The increase in financing was used to fund increases in accounts receivable and available-for-sales securities.

Other operating and administrative expenses increased from US$105,409 for the six months ended June 30, 1996 to US$745,246 for the six months ended June 30, 1997. The increase reflects increased expenditures for investment banking fees of US$151,319, amortization of deferred expenditures of US$197,196 and various administrative and general expenses.

The charge for minority interests is primarily due to the interests of the minority shareholders of Wuhan.

The Company's net loss for the six months ended June 30, 1997 was US$986,665, a change of US$353,504 compared to a net loss of US$1,340,169 for the corresponding period in 1996. The decrease in the net loss was the net result of
(i) the operating loss of the container segment; (ii) lower consulting expenses;
(iii) increased administrative and interest expenses.

As at June 30, 1997, the Company held shares of corporate equity securities. The quoted market price of these securities, in the aggregate, US$1,906,672 more than their initial costs. The securities are classified as available for sale and, accordingly, the increase in their market value has been credited directly to stockholders' equity as a separate component thereof.

Results of Operations - Three months ended June 30, 1997 as compared to the three months ended June 30, 1996

Consolidated revenues increased to US$1,119,111 for the three months ended June 30, June 30, 1997, from US$203,127 for the three months ended June 30, 1997. Wuhan Container Co., Ltd., a majority owned subsidiary that was acquired in September 1996, represents the primary reason for this increase. Sales of Wuhan amounted to US$897,713 for the three month period ended June 30, 1997.

Cement sales amounted to US$101,105 and US$90,637 for three six months ended June 30, 1997 and 1996, respectively. Austerity measures implemented by the PRC government in late 1995 continued to have an impact on the economic developments in the PRC which in turn affect the infrastructure activities and the building developments. Although there is a sign of easing in such austerity measures, both turnover and profit margin of the cement sector are still severely affected.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the second quarter of fiscal 1997 and fiscal 1996.

Investment income amounted to US$31,131 for three months ended June 30, 1997, compared to US$26,276 for the same period in 1996. The income is derived from the increased holdings in available for sale securities.

Operating expenses increased from US$649,272 for the three months ended June 30, 1996 to US$1,790,953 for the three months ended June 30, 1997. This represents an increase amounting to US$1,141,681. The fluctuation in operating expenses includes the increase in cost of sales of containers, US$853,046 in 1997 and the increase in cost of sales of cement from US$70,636 in 1996 to US$111,836 in 1997 that are associated with the revenue trends described above.

Fees are paid to a related party for consulting and management services. During the three month period ended June 30, 1997 such fees amounted to US$125,000.

Consulting fees amounting to US$88,000 represents a consulting fee paid in the form of common stock for public relations and related financial services. The consulting agreement was entered into in September 1996. Consulting fees decreased from US$445,354 for the three months ended June 30, 1996.

Interest expense increased to US$125,419 for the three months ended June 30, 1997 as compared to US$33,386 for the six months ended June 30, 1996. This reflects the increase in short-term borrowings and margin loans payable. The increase in financing was used to fund increases in accounts receivable and available-for-sales securities.

Other operating and administrative expenses increased from US$52,243 for the three months ended June 30, 1996 to US$348,706 for the three months ended June 30, 1997. The increase reflects increased expenditures for investment banking fees of US$151,319, and various administrative and general expenses.

The charge for minority interests is primarily due to the interests of the minority shareholders of Wuhan.

The Company's net loss for the six months ended June 30, 1997 was US$630,510, a change of US$184,365 compared to a net loss of US$446,145 for the corresponding period in 1996. The decrease in the net loss was the net result of (i) the operating loss of the container segment; (ii) lower consulting expenses; (iii) increased administrative and interest expenses.

Liquidity and Capital Resources

The Company did not generate net profits from operations on an accounting basis for the six months period ended June 30, 1997.

The net cash used in operating activities cash flows for the six months period ended June 30, 1997 amounted to US$4,201,466. This was primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash used in investing activities amounted to US$1,972,930 for the six months ended June 30, 1997. This is primarily due to the use of cash to pay for the purchase of investments.

The net cash provided by financing activities amounted to US$6,164,944 for the six months ended June 30, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      On April 9, 1997, the Company filed a Report on Form 8-K which described a joint venture agreement entered into between Heng Fai China Industries Acquisition Limited, a wholly owned Hong Kong subsidiary of the Company, and Sunlight (Zhangjiagang Free Trade Zone) Investment Consulting Company Limited. The joint venture was entered into on February 28, 1997, and was formed to establish Heng Li (Zhangjiagang Free Trade Zone) International Trading and Development Co., Ltd. ("Heng Li"). Heng Li's sole asset is a 22 story office tower under construction in the People's Republic of China.

      In December 1997, the Company did not exercise its option to form Heng Li as certain conditions of the joint venture agreement were not met. The Company submitted an application to the respective authorities to cancel the registration of Heng Li.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HENG FAI CHINA INDUSTRIES, INC.

Dated: November 19, 1998                       By:  /s/ Robert H. Trapp
                                                    ----------------------------
                                                    Robert H. Trapp
                                                    Secretary and Treasurer