Form 10-Q
period 1997-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1998-11-24
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                               Yes _____    No  __X__

16,286,814 shares of common stock, $.01 par value, were issued and outstanding as of September 30, 1997.

                         HENG FAI CHINA INDUSTRIES, INC.

                                    FORM 10-Q

                                     FOR THE

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements...............................................  1

          Condensed Consolidated Balance Sheets as at
          September 30, 1997 and December 31, 1996   ........................  2

          Condensed Consolidated Statements of Operations for the
          nine and three months ended September 30, 1997 and 1996 ...........  3

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1997 and 1996     .................  4

          Notes to the Condensed Consolidated Financial Statements ..........  5

Item 2.   Management Discussion and Analysis of Financial
          Condition and Results of Operations ............................... 13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 20

Item 2.   Changes in Securities.............................................. 20

Item 3.   Defaults Upon Senior Securities.................................... 20

Item 4.   Submission of Matters to a Vote of Security Holders ............... 20

Item 5.   Other Information.................................................. 20

Item 6.   Exhibits and Reports on Form 8-K................................... 20

Signature

Page......................................................................... 21

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

            (a) Condensed Consolidated Balance Sheets as at September 30, 1997 and December 31, 1996;

            (b) Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997 and September 30, 1996 and each of the three months ended September 30, 1997 and 1996;

            (c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996; and

            (d)   Notes to the Condensed Consolidated Financial Statements.

                         HENG FAI CHINA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (United States Dollars)

                                                                           As at                As at
                                                                    September 30, 1997    December 31, 1996
                                                                    ------------------    -----------------
Current assets:
    Cash and cash equivalents ......................................   $    165,365          $    170,259
    Available-for-sale securities (note 4) .........................      2,762,118               682,331
    Accounts receivable, trade, less allowance for doubtful
      accounts of $0 in 1997 and $70,258 in 1996 ...................      3,997,565               980,172
    Inventories (note 5) ...........................................      2,111,932             4,403,682
    Prepaid and other current assets ...............................      1,327,973               151,722
    Amounts receivable from related parties (note 10) ..............      1,825,066               136,439
    Value added taxes recoverable ..................................        184,421               611,790
                                                                       ------------          ------------
       Total current assets ........................................     12,374,440             7,136,395
Property, plant and equipment, net (note 6) ........................      3,263,668             3,402,238
Prepaid rental .....................................................         65,060                86,747
                                                                       ------------          ------------
     Total Assets ..................................................   $ 15,703,168          $ 10,625,380
                                                                       ============          ============
Current liabilities:
    Short-term borrowings (note 8) .................................   $  5,541,301          $  2,403,026
    Margin loan payable (note 9) ...................................      1,338,848               489,193
    Interest payable ...............................................         41,280                40,212
    Mortgage payable - ST ..........................................         18,894               108,069
    Accounts payable ...............................................      1,429,428               837,596
    Bills payable ..................................................        160,241               722,892
    Accrued expenses ...............................................        591,383               360,749
    Security deposits payable ......................................         10,971                11,992
    Amounts payable to related parties (note 10) ...................        721,018             1,110,544
                                                                       ------------          ------------
        Total current liabilities ..................................      9,853,364             6,084,273
                                                                       ------------          ------------
Long-term liabilities:
    Mortgage loans payable .........................................        939,700               865,594
    Long-term payable ..............................................         88,744                88,744
                                                                       ------------          ------------
      Total long-term liabilities ..................................      1,028,444               954,338
                                                                       ------------          ------------
Minority interest ..................................................      3,483,369             3,583,399
                                                                       ------------          ------------

Stockholders' equity
    Common stock, $.01 par value, 30,000,000 shares authorized;
       issued and outstanding 1997: 16,286,814 shares and
       1996: 11,986,814 shares (note 11) ...........................        162,868               119,868
    Contributed surplus ............................................      6,378,023             4,701,023
    Unrealized gain (loss) on available-for-sale securities (note 4)        221,648               (78,825)
    Cumulative exchange adjustments ................................          6,968                 6,968
    Accumulated deficit ............................................     (5,344,016)           (4,510,914)
                                                                       ------------          ------------
                                                                          1,425,491               238,120
     Common stock issued for consulting services
       to be received (note 7) .....................................        (87,500)             (234,750)
                                                                       ------------          ------------
     Total stockholders' equity ....................................      1,337,991                 3,370
                                                                       ------------          ------------
     Total liabilities and stockholders' equity ....................   $ 15,703,168          $ 10,625,380
                                                                       ============          ============


    See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (United States Dollars)


                                              Nine Months Ended          Three Months Ended
                                                 September 30,               September 30,
                                            1997             1996          1997         1996
                                        ------------    ------------   ------------   ---------
Revenues:
    Rental income ...................   $.   259,989    $    253,154    $    88,313   $  83,504
    Sales of containers .............      2,934,871            --             --          --
    Sales of cement .................        262,257         346,930        118,989     172,135
    Investment income ...............        678,710          30,942        569,498       4,666
    Other Income ....................          5,659           4,826          1,607       1,845
                                        ------------    ------------    -----------   ---------
       Total revenues ...............   $  4,141,486    $    635,852    $   778,407   $ 262,150
                                        ------------    ------------    -----------   ---------
Expenses:
    Cost of sales of containers .....      2,647,720            --           58,225        --
    Cost of sales of cement .........        288,437         321,737        127,552     167,399
    Machinery lease rental ..........         21,687            --            7,229        --
    Depreciation ....................         30,288          46,579          8,703      22,507
    Legal and professional fees .....         51,731          29,650          8,252       2,999
    Consulting fees (note 7) ........        247,250       1,295,395        71,250.       5,000
    Consulting fees paid to a
      related company ...............        375,000            --          125,000        --
    Interest on long-term debt ......           --           141,365           --        74,238
    Interest on short-term debt .....        321,898            --           23,763        --
    Foreign exchange loss ...........         48,427            --            9,073        --
    Land lease ......................         60,241          60,662         20,080      20,131
    Rental estate
       management fees ..............         24,521          10,331          5,694       3,514
    Salaries ........................         32,208            --            5,625        --
    Other operating and
      administrative expenses .......        925,210         275,677        179,964     170,267
                                        ------------    ------------    -----------   ---------
       Total expenses ...............      5,074,618       2,181,396        650,410     466,145
                                        ------------    ------------    -----------   ---------
Net (loss) income before
  income taxes ......................       (933,132)     (1,545,544)       127,997    (203,995)
Provision for income taxes ..........           --              --             --          --
                                        ------------    ------------    -----------   ---------
Net (loss) income before
  minority interest for the year ....       (933,132)     (1,545,544)       127,997    (203,995)

Minority interest ...................        100,030          31,657         25,566      31,657
                                        ------------    ------------    -----------   ---------
Net (loss) income ...................       (833,102)     (1,513,887)       153,563    (172,338)
                                        ------------    ------------    -----------   ---------
Net (loss) income per share..........          (0.06)          (0.14)          0.01       (0.02)
                                        ============    ============    ===========   =========
Weighted average number
  of shares of common stock
  outstanding........................     14,402,740      10,961,587     16,234,592  11,022,783
                                        ============    ============    ===========   =========

    See accompanying notes to the Condensed Consolidated Financial Statements

                         HENG FAI CHINA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (United States Dollars)

                                                     Nine Months Ended     Nine Months Ended
                                                     September 30, 1997    September 30, 1996
                                                     ------------------    ------------------
Cash flow from operating activities
Net loss ..............................................   $  (833,102)         $(1,513,887)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest .................................      (100,030)              31,657
    Adjustments of trading securities to fair value ...          --                 72,096
    Depreciation and amortization .....................       198,008               68,221
    Consulting fee paid in common stock ...............       247,250            1,295,395
    Changes in working capital components:
    Accounts receivable ...............................    (3,017,393)            (115,037)
    Inventories .......................................     2,291,750               82,583
    Prepaid and other current assets ..................    (1,176,251)             (65,465)
    Amounts receivable from related parties ...........    (1,688,627)                --
    Value added  taxes recoverable ....................       427,369                 --
    Accounts payable ..................................       591,832             (158,835)
    Bills payable .....................................      (562,651)                --
    Interest payable ..................................         1,068                6,802
    Accrued  expenses .................................       230,634               84,233
    Prepaid rental ....................................        21,687                 --
    Security deposits payable .........................        (1,021)                 659
    Amounts payable to related parties ................      (389,526)                --
    Exchange difference ...............................          --                 22,659
                                                          -----------          -----------
    Net cash used in operating activities .............    (3,759,003)            (188,919)
                                                          -----------          -----------
Cash flow from investing activities:
    Purchase of available for sale securities .........    (4,367,238)                --
    Proceeds from sale of available-for-sale securities     2,587,924                 --
    Purchases of property, plant and equipment ........       (59,438)                --
    Purchase of a subsidiary ..........................          --             (1,228,036)
                                                          -----------          -----------
    Net cash used in investing activities .............    (1,838,752)          (1,228,036)
                                                          -----------          -----------
Cash flow from financing activities:
    Common stock issued for cash ......................          --                   --
    Increase in short-term borrowings .................     3,138,275               47,871
    Loan from related companies .......................          --              1,587,099
    Bank overdraft raised .............................          --                  4,357
    Margin loan raised ................................       849,655                  --
    Margin loan repaid ................................          --                 (5,955)
    Mortgage loan  repaid .............................       (15,069)              (6,988)
    Issue of common stock .............................     1,620,000                 --
                                                          -----------          -----------
    Net cash provided by financing activities .........     5,592,861            1,626,384
                                                          -----------          -----------
Net (decrease) increase in cash and cash equivalents ..        (4,894)             209,429

Cash and cash equivalents:
    Beginning of the period ...........................       170,259               55,001
                                                          -----------          -----------
    End of the period .................................   $   165,365          $   264,430
                                                          ===========          ===========
Analysis of the balance of cash and cash equivalents:
    Bank balances and cash ............................   $   165,365          $   264,430
                                                          ===========          ===========
Non-cash financing activities:
Issuance of common stock for consulting services ......   $   100,000          $   581,000
Issuance of common stock for acquisition ..............          --              1,000,000
                                                          -----------          -----------
                                                          $   100,000          $ 1,581,000
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

            On March 19, 1997, the Company entered into a conditional agreement (the "Agreement") through Heng Fai Acquisition with an unaffiliated party in PRC to establish a joint venture, (the "JV"), in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and the Company has lodged an application to cancel the registration of the JV during 1997.

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

4.    AVAILABLE-FOR-SALE SECURITIES

      The cost and approximate market value of investment securities as of September 30, 1997 were as follows:

                                           Gross          Estimated   Carrying
                             Cost     Unrealized Loss    Fair Value     Value
                          ----------  ---------------    ----------  ----------
      Corporate equity
      securities          $2,540,470      $221,648       $2,762,118  $2,762,118
                          ==========      ========       ==========  ==========

            The Company acquired the investment securities for cash financed partially by the Company's internal resources and partially by a margin loan (See Note 9).

            These investment securities are not subject to any contractual or statutory resale restrictions and any portion of these stock can be reasonably expected to qualify for sale within one year.

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                  As of              As of
                                           September 30, 1997  December 31, 1996
                                          -------------------  -----------------
      Raw materials and supplies               $1,699,459          $3,176,209
      Work-in-progress                            195,329           1,070,066
      Finished goods                              217,144             157,407
                                               ----------          ----------
               Total inventories               $2,111,932          $4,403,682
                                               ==========          ==========

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

6.    PROPERTIES, PLANT AND EQUIPMENT

      The components of properties, plant and equipments are as follows:

                                                As of               As of
                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------

      Buildings                             $ 2,316,819          $ 2,316,819
      Leasehold improvements                    548,333              548,333
      Furniture and equipment                    63,475               50,024
      Plant and machinery                     1,322,840            1,276,853
      Motor vehicles                             55,816               55,816
      Construction-in-progress                    1,231                1,231
                                            -----------          -----------
      Total Cost                              4,308,514            4,249,076
      Less :  accumulated depreciation
        and amortization                     (1,044,846)            (846,838)
                                            -----------          -----------
                                            $ 3,263,668          $ 3,402,238
                                            ===========          ===========

            All premises and equipment are pledged to secure banking facilities extended to the Company.

7.    DEFERRED EXPENDITURE

(a) In September 1996, the Company entered into a consulting agreement with another previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company issued an aggregate of 300,000 shares of common stock to the consultant in September 1996. The value attributable to the 300,000 shares of common stock issued was $319,500 which has been capitalized and is being amortized over the 12 months term of the consulting agreement. The unamortized portion of the amount recorded for the 300,000 shares of common stock issued is presented as a reduction of shareholders' equity.

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

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

7.    DEFERRED EXPENDITURE - Continued

(b) In August 1997, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it receives various investor relations and financial advisory services. The consulting agreement has a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company is obligated to issue 100,000 shares of common stock to the consultant.

      During 1997, 100,000 shares of common stock were issued to consultant pursuant to the terms of the agreement above. The value attributable to the 100,000 shares of common stock issued was $100,000 which has been capitalized and is being amortized over the 12 months term of the consulting agreement. The unamortized portion of the amount recorded for the 100,000 shares of common stock issued is presented as a reduction of shareholders' equity.

8.    SHORT-TERM BORROWINGS

            Short-term borrowings at September 30, 1997 represent bank overdrafts on which the Company pays interest based on the "besting lending" rate in the PRC. The effective interest rate at September 30, 1997 was 8.415%.

9.    MARGIN LOAN PAYABLE

            The margin loan payable is to a third party and is collateralized by the Company's investment securities with a carrying value of US$2,762,118. The loan is repayable on demand and bears interest at Hong Kong best lending rate (8.75% at September 30, 1997) plus 3.5 per cent per annum.

10.   RELATED PARTIES TRANSACTIONS

            These amounts are unsecured, interest-free and have no fixed repayment date.

                         HENG FAI CHINA INDUSTRIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

11.   CAPITAL STOCK

            The changes in share capital during the three months ended September 30, 1997 were as follows:

                                                Common Stock
                                            ---------------------
                                             Number of    Amount     Contributed
                                              Shares                    Surplus
                                              ------      ------        -------
      Balance as of December 31, 1996       11,986,814   $119,868    $4,701,023
      Common stock issued for cash           4,200,000     42,000     1,578,000
      Common stock issued for
        consultancy services                   100,000      1,000        99,000
                                            ----------   --------    ----------
      Balance as of September 30, 1997      16,286,814   $162,868    $6,378,023
                                            ==========   ========    ==========

            As  of  September  30,  1997,   there  were   outstanding   warrants
      exercisable to purchase 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999.

12.   SUBSEQUENT EVENTS

            Subsequent to the balance sheet date, the Company disposed a 70% and a 81% interests in its subsidiaries in Wuhan and Cangzhou, respectively.

                         Heng Fai China Industries, Inc.
                               September 30, 1997

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


Results of Operations - Nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

Consolidated revenues increased to US$4,141,486 for the nine months ended September 30, 1997, from US$635,852 for the nine months ended September 30, 1997. Wuhan Container Co., Ltd., a majority owned subsidiary that was acquired in September 1996, represents the primary reason for this increase. Sales of Wuhan amounted to US$2,934,871 in 1997.

Cement sales amounted to US$262.257 and US$346,930 for the nine months ended September 30, 1997 and 1996, respectively. The decrease is because the austerity measures implemented by the PRC government in late 1995 continued to have an impact on the economic developments in the PRC which in turn affect the infrastructure activities and the building developments. Although there is a sign of easing in such austerity measures, both turnover and profit margin of the cement sector are still severely affected.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first nine months of fiscal 1997 and fiscal 1996.

Investment income amounted to US$678,710 for the first nine months of 1997 compared to US$30,942 for the same period in 1996. The income is derived from the increased holdings in available for sale securities.

Operating expenses increased from US$2,181,396 for the nine months ended September 30, 1996 to US$5,074,618 for the nine months ended September 30, 1997. This represents an increase amounting to US$2,893,222. The fluctuation in operating expenses includes the increase in cost of sales of containers, US$2,647,720 in 1997 and the change in cost of sales of cement from US$321,737 in 1996 to US$288,437 in 1997 that are associated with the revenue trends described above.

Fees are paid to a related party for consulting and management services. During the nine month period ended September 30, 1997 such fees amounted to US$375,000.

Consulting fees amounting to US$247,250 represents a consulting fee paid in the form of common stock for public relations and related financial services. The consulting agreement was entered into in September 1996. Consulting fees decreased from US$1,295,395 for the nine months ended September 30, 1996.

Interest expense increased to US$321,898 for the nine months ended September 30, 1997 as compared to US$141,365 for the nine months ended September 30, 1996. This reflects the increase in short-term borrowings and margin loans payable. The increase in financing was used to fund increases in accounts receivable and available-for-sales securities.

Other operating and administrative expenses increased from US$275,677 for the nine months ended September 30, 1996 to US$925,210 for the nine months ended September 30, 1997. The increase reflects increased expenditures for investment banking fees of US$151,319, amortization of deferred expenditures of US$197,196 and various administrative and general expenses.

The charge for minority interests is primarily due to the interests of the minority shareholders of Wuhan.

The Company's net loss for the nine months ended September 30, 1997 was US$833,102, a change of US$680,785 compared to a net loss of US$1,513,887 for the corresponding period in 1996. The decrease in the net loss was the net result of (i) the operating loss of the container segment; (ii) lower consulting expenses; (iii) increased administrative and interest expenses.

As at September 30, 1997, the Company held shares of corporate equity securities. The quoted market price of these securities, in the aggregate, US$221,648 more than their initial costs. The securities are classified as available for sale and, accordingly, the increase in their market value has been credited directly to stockholders' equity as a separate component thereof.

Results of Operations - Three months ended September 30, 1997 as compared to the three months ended September 30, 1996

Consolidated  revenues  increased  to  US$778,407  for the  three  months  ended
September 30, 1997, from US$262,150 for the three months ended September 30, 1996. The primary reason for this increase is the investment income for the quarter. Investment income amounted to US$569,498 for three months ended September 30, 1997, compared to $4,666 for the same period in 1996. The income is derived from the sale of significant positions of available for sale securities. At September 30, 1997, the unrealized gains of these securities were credited to stockholder's equity.

Cement sales amounted to US$118,989 and US$172,135 for three months ended September 30, 1997 and 1996, respectively. Austerity measures implemented by the PRC government in late 1995 continued to have an impact on the economic developments in the PRC which in turn affect the infrastructure activities and the building developments. Although there is a sign of easing in such austerity measures, both turnover and profit margin of the cement sector are still severely affected.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the second quarter of fiscal 1997 and fiscal 1996.

Operating expenses increased from US$466,145 for the three months ended September 30, 1996 to US$650,410 for the three months ended September 30, 1997. This represents an increase amounting to US$184,265. The fluctuation in operating expenses includes the increase in cost of sales of containers, US$58,225 in 1997 and the change in cost of sales of cement from US$167,399 in 1996 to US$127,552 in 1997 that are associated with the revenue trends described above.

Fees are paid to a related party for consulting and management services. During the three month period ended September 30, 1997 such fees amounted to US$125,000.

Consulting fees amounting to US$71,250 represents a consulting fee paid in the form of common stock for public relations and related financial services. The consulting agreement was entered into in September 1996. Consulting fees increased from US$5,000 for the three months ended September 30, 1996.

Interest expense decreased to US$23,763 for the three months ended September 30, 1997 as compared to US$74,328 for the three months ended September 30, 1996. This reflects the decrease in margin loans payable. The decrease in margin financing occurred as securities positions were sold.

Other  operating  and   administrative   expenses  amounted  to  US$170,267  and
US$179,964 for the three month periods ended September 30, 1996 and 1997, respectively.

The charge for minority interests is primarily due to the interests of the minority shareholders of Wuhan.

The Company's recorded net income for the three months ended September 30, 1997, amounting to US$153,563, as compared to a net loss of US$172,338 for the corresponding period in 1996. This improvement was the net result of (i) the investment income for the third quarter of 1997; (ii) increases in consulting and container expenses lower consulting expenses; and (iii) decreased interest expense.

Liquidity and Capital Resources

The Company did not generate net profits from operations on an accounting basis for the nine months period ended September 30, 1997.

The net cash used in operating activities cash flows for the nine months period ended September 30, 1997 amounted to US$3,759,003. This was primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash used in investing activities amounted to US$1,838,752 for the nine months ended September 30, 1997. This is primarily due to the use of cash to pay for the purchase of investments.

The net cash provided by financing activities amounted to US$5,592,861 for the nine months ended September 30, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

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

Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which and which establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Results of operations and financial position will not be affected by implementation of the new standard.

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