Form 10-Q
period 1998-03-31
HENG FAI CHINA INDUSTRIES INC
filed 1998-12-23
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          Commission File Number 0-7619

                          POWERSOFT TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                        93-063633
(State or other jurisdiction of                        (I.R.S. Employer
 corporation or organization)                         Identification No.)

650 West Georgia Street, Suite 1088, Vancouver, British Columbia Canada V6B 4N8
(Address of principal                (Zip Code)
executive offices)

Registrant's telephone number, including area code (604) 685-8318

Heng Fai China Industries, Inc.
(Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes___ No __X__

15,559,542 shares of common stock, $.01 par value, were issued and outstanding as of March 31, 1998.

                          POWERSOFT TECHNOLOGIES, INC.

                                    FORM 10-Q

                                     FOR THE

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements .............................................    1

         Condensed Consolidated Balance Sheets as at
         March 31, 1998 and December 31, 1997 .............................    2

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997 .......................    3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997 .......................    4

         Condensed Consolidated Statement of Shareholders' Equity for
         the three months ended March 31, 1998 and 1997 ...................    5

         Notes to the Condensed Consolidated Financial Statements .........    6

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations ..............................    8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   14
Item 2.  Changes in Securities ............................................   14
Item 3.  Defaults Upon Senior Securities ..................................   14
Item 4.  Submission of Matters to a Vote of Security Holders ..............   14
Item 5.  Other Information ................................................   14
Item 6.  Exhibits and Reports on Form 8-K .................................   14

Signature Page.............................................................   15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

        (a) Condensed Consolidated Balance Sheets as at March 31, 1998 and December 31, 1997;

        (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997;

        (c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997;

        (d) Condensed Consolidated Statement of Stockholders' Equity for the three months March 31, 1998 and 1997; and

        (e)  Notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (United States Dollars

                                     ASSETS
                                                       March 31,    March 31,
                                                         1998          1997
                                                       ---------    ---------
Current assets:
    Cash and cash equivalents                        $    37,066    $    36,173
    Available-for-sale securities (Note 3)             1,277,656      1,507,345
    Accounts receivable, trade, less
      allowance for doubtful
      accounts of $nil                                    28,852          7,521
    Prepaid and other current assets                      23,444         32,153
    Amounts receivable from related parties              385,900         18,950
                                                     -----------    -----------
       Total current assets                            1,752,918      1,602,142

Property, plant and equipment, net                       775,268        785,920
                                                     -----------    -----------
                                                     $ 2,528,186    $ 2,388,062
                                                     ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Current portion of mortgage
       loans payable                                 $   117,743    $   115,251
    Accounts payable                                     113,329        148,948
    Margin loan payable (Note 3)                       3,121,769      3,058,295
    Interest payable                                      37,219         43,319
    Security deposits payable                             12,119         11,190
    Amounts payable to related parties                 1,462,904        904,756
                                                     -----------    -----------
        Total current liabilities                      4,864,993      4,281,759
                                                     -----------    -----------
Long-term liabilities:
    Mortgage loans payable (Note 4)                      830,239        837,966
                                                     -----------    -----------
        Total long-term liabilities                      830,239        837,966
                                                     -----------    -----------
Commitments and contingencies

Shareholders' (deficit) equity:
    Preferred stock, $5 par value, 25,000,000
      shares authorized, unissued
    Common stock, $.01 par value, 30,000,000
      shares authorized; issued and
      outstanding 1998 and 1997: 15,559,542
      shares                                             155,595        155,595
    Contributed surplus                                5,385,296      5,385,296
    Unrealized loss on available-
      for-sale securities (Note 3)                    (2,533,522)    (2,307,267)
    Cumulative exchange adjustments                       (2,774)         1,516
    Accumulated deficit                               (6,171,611)    (5,904,303)
                                                     -----------    -----------
                                                      (3,167,046)    (2,669,163)
    Common stock issued for consulting
      services to be received                                           (62,500)
                                                     -----------    -----------
     Total shareholders'(deficit) equity              (3,167,046)    (2,731,663)
                                                     -----------    -----------
     Total liabilities and shareholders'
       (deficit) equity                              $ 2,528,186    $ 2,388,062
                                                     ===========    ===========

 See the accompanying notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)
                             (United States Dollars

                                                          Three months ended
                                                     ---------------------------
                                                      March 31,       March 31,
                                                        1998            1997
                                                      ---------       ---------
Revenues:
    Rental income                                    $   87,555      $   84,739
    Investment income                                     2,610          78,081
    Other Income                                           --             1,827
                                                     ----------      ----------
       Total revenues                                    90,165         164,647
                                                     ----------      ----------
Expenses:
    Depreciation                                         10,209           8,196
    Legal and professional fees                           1,168           9,547
    Consulting fees                                      62,500          88,000
    Consulting fees paid to a
      related company                                   125,000         125,000
    Interest expense                                     88,881          30,350
    Foreign exchange (gain)
      loss                                                 --            (7,950)
    Land lease                                           19,208          20,080
    Rental real estate
      management fees                                     5,204           4,089
    Salaries                                               --             4,527
    Other operating and
      administrative fees                                45,303         153,525
                                                     ----------      ----------
       Total expenses                                   357,473         435,364
                                                     ----------      ----------
Net loss from continuing
  operations                                           (267,308)       (270,717)
                                                     ----------      ----------
Discontinued operations
  Cangzhou cement                                                        32,559
  Wuhan container                                                        86,011
                                                                     ----------
Net income (loss) from discontinued operations                          118,570
                                                                     ----------
Net loss before minority
  interest                                             (267,308)       (389,287)
Minority interest from
  discontinued operations                                                33,132
                                                     ----------      ----------
Net loss                                               (267,308)       (356,155)
                                                     ==========      ==========
Earnings (loss) per share (basic):
  From continuing operations                         $   (0.017)     $   (0.020)
  Effect of discontinued
    operations                                           (0.017)         (0.007)
                                                     ----------      ----------
  Net loss per share                                 $   (0.034)     $   (0.027)
                                                     ==========      ==========
Weighted average number
  of shares of common stock
  outstanding                                        15,559,542      13,120,147
                                                     ==========      ==========

 See the accompanying notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (United States Dollars

                                                        Three months ended
                                                    -------------------------
                                                    March 31,       March 31,
                                                      1998             1997
                                                    ---------       ---------
Cash flows from operating activities
  Net loss                                         $(267,308)     $   (356,155)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Minority interest                                   --             (33,132)
    Depreciation and amortization                     10,209            40,372
    Consulting fee paid in common stock               62,500            88,000
  Changes in working capital components:
    Accounts receivable                              (21,331)       (2,291,372)
    Inventories                                         --           1,900,859
    Prepaid and other current assets                   8,709           (59,154)
    Amounts receivable from related parties         (366,950)          (94,921)
    Value added taxes recoverable                                     (198,132)
    Prepaid rental                                                       7,229
    Accounts payable and accrued expenses            (35,709)          125,982
    Bills payable                                                      (80,723)
    Accrued interest                                  (6,100)            3,123
    Security deposits payable                            929            25,167
    Amounts due to related parties                   558,148              (809)
    Exchange difference                                 (443)         (554,764)
                                                   ---------      ------------
    Net cash used in operating activities            (57,346)       (1,478,430)
                                                   ---------      ------------
Cash flows from investing activities:
  Purchase of available-for-sale securities                         (2,710,936)
  Proceeds from sale of available-for-sale
    securities                                                       1,291,805
  Purchases of property, plant and
    equipment                                                            6,211
                                                   ---------      ------------
    Net cash used in investing activities                           (1,425,342)
                                                   ---------      ------------
Cash flow from financing activities:
  Common stock issued for cash                                       1,020,000
  Increase in short-term borrowings                                    659,341
  Increase in margin loan payable                     63,474        11,842,704
  Margin loan repaid                                               (10,591,959)
  Mortgage loan repaid                                (5,235)           (4,947)
                                                   ---------      ------------
    Net cash provided by (used in) financing
      activities                                      58,239         2,925,139
                                                   ---------      ------------
Net increase in cash and
  cash equivalents                                       893            21,367
Cash and cash equivalents, beginning of
  the period                                          36,173           170,259
                                                   ---------      ------------
Cash and cash equivalents, end of the period       $  37,066      $    191,626
                                                   =========      ============
Analysis of the balance of cash and
  cash equivalents
    Bank balances and cash                         $  37,066      $    191,626
                                                   =========      ============

 See the accompanying notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                             (United States Dollars

                                                        Three months ended
                                                    ---------------------------
                                                    March 31,         March 31,
                                                      1998              1997
                                                   -----------       ----------
Balance, January 1                                 $(2,731,663)      $   3,370
                                                   -----------       ----------
Comprehensive income (loss):

  Net loss                                            (267,308)        (356,155)

  Reversal of expense for common stock issued
    for services                                        62,500           88,000

  Change in cummulative exchange
    adjustment                                          (4,290)            --

  Change in net unrealized loss                       (226,285)        (112,111)
                                                   -----------       ----------
    Comprehensive income (loss)                       (435,383)        (380,266)
                                                   -----------       ----------
Proceeds from private placement                                       1,020,000
                                                   -----------       ----------
Balance, June 30, 1998                             $(3,167,046)      $  643,104
                                                   ===========       ==========

 See the accompanying notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
       Notes to Condensed Consolidated Financial StatementsMarch 31, 1998

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

The results of operations for the three-month periods ended March 31, 1998 and March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

The condensed statements of operations for the three-month period ended March 31, 1997, have been reclassified to conform to the 1998 presentation.

2.  CONTINUING OPERATIONS

These condensed consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has minimal in net tangible assets. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
       Notes to Condensed Consolidated Financial StatementsMarch 31, 1998

                                   (Unaudited)

3.  AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                   March 31,       December 31,
                                                     1998              1997
                                                   ---------       ------------
Corporate equity securities (a):
    Cost                                         $ 3,811,208        $ 3,814,612
    Less gross unrealized losses                  (2,533,552)        (2,307,267)
                                                 -----------        -----------
    Estimated fair value                         $ 1,277,656        $ 1,507,345
                                                 ===========        ===========
    Carrying value  (c)                          $ 1,277,656        $ 1,507,345
                                                 ===========        ===========
Margin loan payable (b)                          $ 3,121,769        $ 3,058,295
                                                 ===========        ===========

        (a) Included in the above securities are 48,535,276 shares at March 31, 1998, and December 31, 1997, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,811,208 and had a carrying value of $1,277,656 at March 31, 1998, and $1,507,345 at
        December 31, 1997. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

        The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

        (b) All investments are pledged to secure the Company's margin loan payable. The loan is payable on demand and bears interest at Hong Kong best lending rate (10% at March 31, 1998) plus 3.5% per annum.

        (c) At October 31, 1998, the market value of the available-or-sale securities held by the Company at the balance sheet date amounted to approximately $450,000.

4.  MORTGAGE LOANS PAYABLE:

The mortgage loan which matured and became payable June 15, 1998, has been extended for an additional five year period.

                          Powersoft Technologies, Inc.

                    formerly Heng Fai China Industries, inc.

                                 March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related notes thereto, and other financial information that is included elsewhere herein or incorporated by reference.

Introduction

The Company was originally incorporated in 1958 and until June 1994 had been engaged in business other than those it presently operates.

The Company owns an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In 1995 and 1996, the Company, through various subsidiaries, acquired certain interests in the People's republic of China ("PRC"), including (i) Min You, which has an option to lease a production line in Cangzhou Factory for cement manufacturing; (ii) a 70% interest in Wuhan, a PRC container manufacturer; (iii) an interest in the duck contract pursuant to which the Company operated a duck farm in PRC; and (iv) an option to form Heng Li in order to develop a commercial building in Zhangjiagang PRC.

During the fourth quarter of 1997, the Company determined that it would discontinue substantially all of its operations in PRC. The divestiture included
(i) the transfer of 81% of the Company's interest in Min You; (ii) effecting an agreement to reverse the acquisition of a 70% interest in Wuhan; (iii) the termination of the duck contract; and (iv) the termination of the option to form Heng Li and cancel the respective joint venture agreement.

Presently the Company retains a 19% interest in Min You, with a full provision for the permanent dimunition in value, its sole PRC operation, and 100% of the outstanding stock of Vancouver Hong Kong.

Results of Continuing Operations

The three months ended March 31, 1998 as compared to the three months ended March 31, 1997

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first quarter of fiscal 1998 and the first quarter of fiscal 1997.

Investment income decreased from $78,081 in 1997 to $2,610 in 1998. The Company has not engaged in investment activity during the quarter ended March 31, 1998. This is because of the uncertainty related to the international securities markets. Investment income in 1998 consists of interest income.

Consulting expense decreased from an aggregate of $213,000 in 1997 to $187,500 in 1998. This is due to the Company's reduced use of consulting services. Interest expense increased from $30,350 for the three months ended March 31, 1997 to $89,032 for the same period in 1998. This is due to the increase in margin loans payable. The outstanding balance of margin loans payable amounted to $3,121,769 and $1,739,938 at March 31, 1998, and March 31, 1997,
respectively. Other expenses decreased from $153,525 in 1997 to $45,303 in 1998. The decrease is due to reduced professional fees and financial, travel and miscellaneous expenses. The Company experienced no foreign exchange loss for the three months ended March 31, 1998 as compared to a foreign exchange gain of $7,950 for the three months ended March 31, 1997.

The Company's net loss from continuing operations for the period ended March 31, 1998 was $267,308, a change of $3,409 compared to a net loss of $270,717 for the corresponding period in 1997. The net decrease in the net loss was the net result of (i) a reduction in investment income; (ii) reduced expenses for overhead and consultants; (iii) an decrease in professional fees included in other operating and administrative expenses; and (iv) increased interest expense.

Results of Continuing Operations

The three months ended March 31, 1997 as compared to the three months ended March 31, 1996

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first quarter of fiscal 1997 and fiscal 1996.

Investment income increased to $78,081 in 1997. There was no investment in income for the same period in 1996.

The consulting arrangements that caused an expense of $845,051 in the three months ended March 31, 1996 did not recur in 1997. Consulting fees declined from $845,051 to $213,000 in 1997. Other operating and administrative expenses increased in the three months ended March 31, 1997 to $142,340 from $53,166 in the same period of 1996. The increase is due primarily to increased professional fees.

Interest expense amounted to $30,350 and $21,998 for the three months ended March 31, 1997 and 1996, respectfully.

The Company's net loss from continuing operations for the period ended March 31, 1997 was $270,717, a change of $619,281 compared to a net loss of $889,998 for the corresponding period in 1996. The decrease in the net loss was the net result of (i) an increase in investment income; (ii) a reduction in expenses for overhead and consultants; (iii) an increase in professional fees included in other operating and administrative expenses; and (iv) increased interest expense.

Results of Discontinued Operations

Inflation

The general inflation rate in China was approximately 15%, 8% and 3%per annum in 1995, 1996 and 1997, respectively. In recent years, the PRC Government has taken steps to control inflation by means of credit restrictions, increase in interest rates and open market operations, which in turn, lead to a slowdown of the Chinese economy. The austerity measures implemented by the PRC Government have continued to affect the operations of Min You and Wuhan Container. Although there was a sign of easing in such austerity measures, both turnover and profit margin of Min You and Wuhan Container were still severely affected.

The three months ended March 31, 1998 as compared to the three months ended March 31, 1997

There has been no activity in the discontinued operations in 1998.

The three months ended March 31, 1997 as compared to the three months ended March 31, 1996

The cement operation of Min You Cement Company Limited commenced in the second half of 1995. Cement sales decreased from US$84,158 in 1996 to US$42,163 in 1997. At the same time the cost of cement sales decreased from US$76,531 to $42,163 in 1997.

Wuhan container experienced a sales of $2,037,158 and cost of sales of $1,736,449 for the three months ended March 31, 1998. There was no activity for the corresponding period in 1997.

Both operations operated at less than full capacity because of the impacts of the austerity measures noted above.

Liquidity and Capital Resources

The net cash used in operating activities cash flows for the three months period ended March 31, 1998 amounted to $57,346. This is primarily due to the operating losses experienced. The Company met its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the three months ended March 31, 1998, the Company did not make additional cash investments in securities or facilities.

The net cash provided by financing activities amounted to $58,239 for the three months ended March 31, 1998. This is due primarily to the increases in margin loans.

The net cash used in operating activities for the three months period ended March 31, 1997 amounted to $1,478,430. This was primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

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

As  discussed  in  the  1997  annual  report  at  Note  2 of  the  Notes  to the
Consolidated Financial Statements, the Company's recurring losses from operations and minimal net tangible assets raise substantial doubts as to its ability to continue as a going concern. However, the principal shareholder has committed to continue providing financial support.

Exchange Rate Risk

At present, the Company's revenues and expenses are denominated in U.S. dollars and Hong Kong dollars and Canadian dollars. In view of the exchange rate pegged between Hong Kong dollars and U.S. dollars, the Company's Hong Kong operations are not subject to any direct exposure from the fluctuation of U.S. dollars. Also, the Company's disposal of its operations in PRC in 1997 nearly eliminates its exposure to exchange rate risk with the PRC Renminbi. The Renminbi is the currency of the PRC. The Company is exposed to exchange rate risk in its real estate operations in Canada. The Company's real estate activity transactions, including long-term debt are payable in Canadian dollars. The Canadian dollar has declined in its relation to the U.S. dollar to $1.42 from approximately $1.36 in 1996.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted.

The Company believes that the effects of adopting these standards will not be material to the Company's financial position or results of operations.

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

The year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

There can be no assurance, however, that should the Year 2000 Issue become a problem, that such problem will be resolved successfully and in a timely fashion or that any failure or delay by the Company or any third parties which interact with the Company in achieving Year 2000 compliance will not have an adverse effect on its operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 23, 1998, a majority of the Company's shareholders voted by written unanimous consent to change the name of the Company from Heng Fai China Industries, Inc. to Powersoft Technologies, Inc.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HENG FAI CHINA INDUSTRIES, INC.



Dated:  December 19, 1998                    By:   /s/Robert H. Trapp
                                                   -------------------------
                                                   Robert H. Trapp
                                                   Secretary and Treasurer