Form 10-Q
period 1998-06-30
HENG FAI CHINA INDUSTRIES INC
filed 1998-12-23
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

650 West Georgia Street, Suite 1088, Vancouver, British Columbia Canada V6B 4N8
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (604) 685-8318

Heng Fai China Industries, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes___ No _X_

15,559,542 shares of common stock, $.01 par value, were issued and outstanding as of June 30, 1998.

                          POWERSOFT TECHNOLOGIES, INC.

                                    FORM 10-Q

                                     FOR THE
                           QUARTER ENDED JUNE 30, 1998

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements...........................................        1

        Condensed Consolidated Balance Sheets as at
        June 30, 1998 and December 31, 1997............................        2

        Condensed Consolidated Statements of Operations for the
        six months and three months ended June 30, 1998 and 1997.......        3

        Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997........................        4

        Condensed Consolidated Statement of Shareholders' Equity for
        the six months and three months ended June 30, 1998 and 1997...        5

        Notes to the Condensed Consolidated Financial Statements.......        6

Item 2. Management Discussion and Analysis of Financial
        Condition and Results of Operations............................        8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................       14
Item 2. Changes in Securities..........................................       14
Item 3. Defaults Upon Senior Securities................................       14
Item 4. Submission of Matters to a Vote of Security Holders............       14
Item 5. Other Information..............................................       14
Item 6. Exhibits and Reports on Form 8-K...............................       14

Signature Page.........................................................       15


                                       I

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

      (a) Condensed Consolidated Balance Sheets as at June 30, 1998 and December 31, 1997;

      (b) Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1998 and 1997;

      (c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997;

      (d) Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1998 and 1997; and

      (e)   Notes to the Condensed Consolidated Financial Statements.

                         Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (United States Dollars)

                                     ASSETS

                                                       June 30,     December 31,
                                                         1998          1997
                                                     -----------    ------------
Current assets:
    Cash and cash equivalents                        $    51,911    $    36,173
    Available-for-sale securities (Note 3)             1,034,421      1,507,345
    Accounts receivable, trade, less
      allowance for doubtful
      accounts of $nil                                    27,276          7,521
    Prepaid and other current assets                      23,248         32,153
    Amounts receivable from related parties               38,035         18,950
                                                     -----------    -----------
       Total current assets                            1,174,891      1,602,142
Property, plant and equipment, net                       764,622        785,920
                                                     -----------    -----------
                                                     $ 1,939,513    $ 2,388,062
                                                     ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Current portion of mortgage
       loans payable                                 $   134,903    $   115,251
    Accounts payable and accrued expenses                112,631        148,948
    Margin loan payable (Note 3)                       3,191,641      3,058,295
    Interest payable                                      29,504         43,319
    Security deposits payable                             11,458         11,190
    Amounts payable to related parties                 1,229,814        904,756
                                                     -----------    -----------
       Total current liabilities                       4,779,951      4,281,759
                                                     -----------    -----------

Long-term liabilities:
    Mortgage loans payable (Note 4)                      808,253        837,966
                                                     -----------    -----------
       Total long-term liabilities                       808,253        837,966
                                                     -----------    -----------

Commitments and contingencies

Shareholders' (deficit) equity:
    Preferred stock, $5 par value, 25,000,000
      shares authorized, unissued
    Common stock, $.01 par value, 30,000,000
      shares authorized; issued and
      outstanding 1998 and 1997: 15,559,542
      shares                                             155,596        155,595
    Contributed surplus                                5,385,296      5,385,296
    Unrealized loss on available-
      for-sale securities (Note 3)                    (2,752,438)    (2,307,267)
    Cumulative exchange adjustments                      (28,894)         1,516
    Accumulated deficit                               (6,408,251)    (5,904,303)
                                                     -----------    -----------
                                                      (3,648,691)    (2,669,163)
     Common stock issued for consulting
       services to be received                                          (62,500)
                                                     -----------    -----------
       Total shareholders'(deficit) equity            (3,648,691)    (2,731,663)
                                                     -----------    -----------
       Total liabilities and shareholders'
         (deficit) equity                            $ 1,939,513    $ 2,388,062
                                                     ===========    ===========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                             (United States Dollars)

                                      Six Months Ended June 30,      Three Months Ended June 30,
                                    ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Revenues:
    Rental income                   $    172,751    $    171,676    $     85,196    $     86,937
    Investment income                      2,879         109,212             269          31,131
    Other Income                               0           4,052               0           2,225
                                    ------------    ------------    ------------    ------------
       Total revenues                    175,630         284,940          85,465         120,293
                                    ------------    ------------    ------------    ------------
Expenses:
    Depreciation                          21,294          17,410          11,085           9,214
    Legal and professional fees            4,317          43,479           3,149          33,932
    Consulting fees                       62,500         176,000               0          88,000
    Consulting fees paid to a
      related company                    250,000         250,000         125,000         125,000
    Interest expense                     214,505         123,268         125,624          92,918
    Foreign exchange (gain)
      loss                                     0          37,594               0          45,544
    Land lease                            38,173          40,161          18,965          20,081
    Rental real estate
      management fees                     12,146          18,827           6,942          14,738
    Salaries                                   0           4,527               0               0
    Other operating and
      administrative expenses             76,642         345,975          31,339         192,450
                                    ------------    ------------    ------------    ------------
       Total expenses                    679,577       1,057,241         322,104         621,877
                                    ------------    ------------    ------------    ------------
Net loss from continuing
  operations                            (503,947)       (772,301)       (236,639)       (501,584)
                                    ------------    ------------    ------------    ------------
Discontinued operations
  Cangzhou cement                                         70,583                          38,024
  Wuhan container                                        218,245                         132,234
                                                    ------------                    ------------
  Net income (loss) from
    discontinued operations                              288,828                         170,258
                                                    ------------                    ------------

Net loss before minority
  interest                              (503,947)     (1,061,129)       (236,639)       (671,842)

Minority interest from
  discontinued operations                                 74,464                          41,332
                                    ------------   -------------    ------------    ------------
Net loss                            $   (503,947)   $   (986,665)   $   (236,639)   $   (630,510)
                                    ============    ============    ============    ============

Earnings (loss) per share (basic):
  From continuing operations        $     (0.032)   $     (0.057)   $     (0.015)   $     (0.036)
  Effect of discontinued
    operations                             0.000          (0.079)              0          (0.048)
                                    ------------    ------------    ------------    ------------
   Net loss per share               $     (0.032)   $     (0.136)   $     (0.015)   $     (0.084)
                                    ============    ============    ============    ============
Weighted average number
  of shares of common stock
  outstanding                         15,559,542      13,486,814      15,559,542      13,853,481
                                    ============    ============    ============    ============

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)
                             (United States Dollars)

                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
Cash flows from operating activities
  Net loss                                           $  (503,947)   $  (986,665)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Minority interest                                          0        (74,464)
    Depreciation and amortization                         21,294        130,465
    Consulting fee paid in common stock                   62,500        176,000
  Changes in working capital components:
    Accounts receivable                                  (19,755)    (3,022,841)
    Inventories                                                0      2,237,312
    Prepaid and other current assets                       8,905     (1,175,875)
    Amounts receivable from related parties              (19,085)    (1,829,235)
    Value added  taxes recoverable                                      427,369
    Prepaid rental                                                       14,458
    Accounts payable and accrued expenses                (36,317)       896,115
    Bills payable                                                      (481,927)
    Accrued interest                                     (13,815)         5,024
    Security deposits payable                                268           (816)
    Amounts due to related parties                       395,058       (516,386)
    Exchange difference                                   (2,653)             0
                                                     -----------    -----------
    Net cash used in operating activities               (107,547)    (4,201,466)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of available-for-sale securities                          (4,367,238)
  Proceeds from sale of available-for-sale
    securities                                                        2,445,150
  Purchases of property, plant and
    equipment                                                           (50,842)
                                                                    -----------
    Net cash used in investing activities                            (1,972,930)
                                                                    -----------
Cash flow from financing activities:
  Common stock issued for cash                                        1,620,000
  Increase in short-term borrowings                                   3,056,533
  Increase in margin loan payable                        133,346      1,498,293
  Mortgage loan repaid                                   (10,061)        (9,902)
                                                     -----------    -----------
    Net cash provided by (used in) financing
      activities                                         123,285      6,164,944
                                                     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                        15,738         (9,452)
  Cash and cash equivalents, beginning of
    the period                                            36,173        170,259
                                                     -----------    -----------
  Cash and cash equivalents, end of the period       $    51,911    $   160,807
                                                     ===========    ===========
Analysis of the balance of cash and
  cash equivalents
    Bank balances and cash                           $    51,911    $   160,807
                                                     ===========    ===========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                             (United States Dollars)

                                     Six Months Ended June 30,        Three Months Ended June 30,
                                    --------------------------        ---------------------------
                                        1998          1997                1998          1997
                                    -----------    -----------        -----------    -----------
Balance, beginning                  $(2,731,663)   $     3,370        $(3,167,046)   $   643,104
                                    -----------    -----------        -----------    -----------

Comprehensive income (loss):

  Net loss                             (503,947)      (986,665)          (236,639)      (630,510)

  Reversal of expense for
    common stock issued
    for services                         62,500        176,000                  0         88,000

  Change in cummulative
    exchange adjustment                 (30,410)             0            (26,120)             0

  Change in net unrealized loss        (445,171)     1,985,497           (218,886)     2,097,608
                                    -----------    -----------        -----------    -----------

    Comprehensive income (loss)        (917,028)     1,174,832           (481,645)     1,555,098
                                    -----------    -----------        -----------    -----------

Proceeds from private placement                      1,620,000                           600,000
                                    -----------    -----------        -----------    -----------

Balance, June 30, 1998              $(3,648,691)   $ 2,798,202        $(3,648,691)   $ 2,798,202
                                    ===========    ===========        ===========    ===========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
        Notes to Condensed Consolidated Financial StatementsJune 30, 1998

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

The results of operations for the six month periods and three month periods ended June 30, 1998 and June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

The condensed statements of operations for the six-month period and the three-month period ended June 30, 1997, have been reclassified to conform to the 1998 presentation.

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

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
        Notes to Condensed Consolidated Financial StatementsJune 30, 1998

                                   (Unaudited)

3. AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                    June 30,        December 31,
                                                        1998               1997
                                                 -----------        -----------
Corporate equity securities (a):
    Cost                                         $ 3,786,859        $ 3,814,612
    Less gross unrealized losses                  (2,752,438)        (2,307,267)
                                                 -----------        -----------
    Estimated fair value                         $ 1,034,421        $ 1,507,345
                                                 ===========        ===========
    Carrying value  (c)                          $ 1,034,421        $ 1,507,345
                                                 ===========        ===========
Margin loan payable (b)                          $ 3,191,641        $ 3,058,295
                                                 ===========        ===========

      (a) Included in the above securities are 48,535,276 shares at June 30, 1998, and December 31, 1997, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,786,859 and had a carrying value of $1,034,421 at June 30, 1998, and $1,507,345 at December 31, 1997. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

      The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

      (b) All investments are pledged to secure the Company's margin loan payable. The loan is payable on demand and bears interest at Hong Kong best lending rate (10.5% at June 30, 1998) plus 3.5% per annum.

      (c) At October 31, 1998, the market value of the available-or-sale securities held by the Company at the balance sheet date amounted to approximately $450,000.

4. MORTGAGE LOAN PAYABLE:

The mortgage loan which matured and became payable June 15, 1998, has been extended for an additional five year period.

                          Powersoft Technologies, Inc.

                    formerly Heng Fai China Industries, inc.

                                  June 30, 1998

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

Results of Continuing Operations

The six-month ended June 30, 1998 as compared to the six months ended June 30, 1997

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the six-months ended June 30, 1998 and six-months ended June 30, 1997.

Investment income decreased from $109,212 in through June 30, 1997 to $2,883 through June 30, 1998. The Company has not engaged in investment activity during the quarter ended March 31, 1998. This is because of the uncertainty related to the international securities markets. Investment income in 1998 consists of interest income.

Consulting expense decreased from an aggregate of $426,000 for the sixth months ended June 30, 1997 to $312,500 for the sixth months ended June 30, 1998. This is due to the Company's reduced use of consulting services. Interest expense increased from $123,268 for the six-months ended June 30, 1997 to $214,505 for the same period in 1998. This is due to the increase in margin loans payable. The outstanding balance of margin loans payable amounted to $3,191,147 and $1,987,486 at June 30, 1998, and June 30, 1997, respectively. Other expenses decreased from $345,975 in 1997 to $76,642 in 1998. The decrease is due to reduced professional fees and financial, travel and miscellaneous expenses. The Company experienced no foreign exchange loss for the six months ended June 30, 1998, as compared to a foreign exchange loss of $37,594 six months ended June 30, 1997.

Results of Continuing Operations

The six months ended June 30, 1997 as compared to the six months ended June 30, 1996

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first half of fiscal 1997 and the first half of fiscal 1996.

Investment income increased to $109,212 for the six-months ended June 30, 1997 as compared to $26,276 for 1996.

The consulting arrangements that caused an expense of $1,290,395 in the six months ended June 30, 1996 did not recur in 1997. Consulting fees declined from $1,290,395 to $426,000 in 1997. Other operating and administrative expenses increased in the six months ended June 30, 1997 to $345,975 from $105,409 in the same period of 1996. The increase is due primarily to increased professional fees.

Interest expense amounted to $123,268 and $67,037 for the six months ended June 30, 1997 and 1996, respectfully.

The Company's net loss from continuing operations for the six-month period ended June 30, 1997 was $772,301, a change of $588,325 compared to a net loss of $1,360,626 for the corresponding period in 1996. The decrease in the net loss was the net result of (I) an increase in investment income; (ii) a reduction in expenses for overhead and consultants; (iii) increases in professional fees that are included in other operating and administrative expenses; (iv) an increase in interest expense.

The Company's net loss from continuing operations was $503,947 for the six months ended June 30, 1998, as compared to a net loss of $772,301 for the six months ended June 30, 1997. This trend is also reflected in the net loss from continuing operations for the three months ended June 30, 1998, amounting to $236,639, compared to a net loss of $501,584 for the three month period ended June 30, 1997. The reasons for this trend are the reductions in other operating and administrative expenses and consulting fees, and the offsetting decreases in investment income and increase in interest expense.

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

The six months ended June 30, 1998 as compared to the six months ended June 30, 1997

There has been no activity in the discontinued operations in 1998.

The six months ended June 30, 1997 as compared to the six months ended June 30, 1996

The cement operation of Min You Cement Company Limited commenced in the second half of 1995. Cement sales decreased from $174,795 in 1996 to $143,268 in 1997. At the same time the cost of cement sales increased from $154,338 in 1996 to $160,885 in 1997.

Wuhan container experienced sales of $2,934,871 and cost of sales of $2,589,495 for the six months ended June 30, 1998. There was no activity for the corresponding period in 1997.

Both operations operated at less than full capacity because of the impacts of the austerity measures noted above.

Liquidity and Capital Resources

The net cash used in operating activities cash flows for the six month period ended June 30, 1998 amounted to $107,547. This is primarily due to the operating losses experienced. The Company met its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the six months ended June 30, 1998, the Company did not make additional cash investments in securities or facilities.

The net cash provided by financing activities amounted to $123,285 for the six months ended June 30, 1998. This is due primarily to the increases in margin loans.

The net cash used in operating activities for the six months ended June 30, 1997, amounted to $4,201,466. This was primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash used in investing activities amounted to $1,972,930 for the six months ended June 30, 1998. This is primarily due to the use of cash to pay for the purchase of investments.

The net cash provided by financing activities amounted to $6,164,944 for the six months ended June 30, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

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

                         (c) PART II. OTHER INFORMATION

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

                                                 HENG FAI CHINA INDUSTRIES, INC.

Dated:  December 19, 1998                        By: /s/Robert H. Trapp
                                                     ---------------------------
                                                     Robert H. Trapp
                                                     Secretary and Treasurer