Form 10-Q
period 1998-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1998-12-23
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                  Yes___ No _X_

15,559,542 shares of common stock, $.01 par value, were issued and outstanding as of September 30, 1998.

                          POWERSOFT TECHNOLOGIES, INC.

                                    FORM 10-Q

                                     FOR THE

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements.............................................      1

        Condensed Consolidated Balance Sheets as at
        September 30, 1998 and December 31, 1997.........................      2

        Condensed Consolidated Statements of Operations for the
        nine months and three months ended September 30, 1998 and 1997...      3

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997....................      4

        Condensed Consolidated Statement of Shareholders' Equity for the
        nine months and three months ended September 30, 1998 and 1997...      5

        Notes to the Condensed Consolidated Financial Statements.........      6

Item 2. Management Discussion and Analysis of Financial
        Condition and Results of Operations..............................      9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................     15
Item 2. Changes in Securities ...........................................     15
Item 3. Defaults Upon Senior Securities .................................     15
Item 4. Submission of Matters to a Vote of Security Holders..............     15
Item 5. Other Information................................................     15
Item 6. Exhibits and Reports on Form 8-K.................................     15

Signature Page...........................................................     16


                                       I

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements of Heng Fai China Industries, Inc. (the "Company") are provided herewith:

      (a) Condensed Consolidated Balance Sheets as at September 30, 1998 and December 31, 1997;

      (b) Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 1998 and 1997;

      (c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997;

      (d) Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1998 and 1997; and

      (e)   Notes to the Condensed Consolidated Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                     Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (United States Dollars)

                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
Current assets:
    Cash and cash equivalents                       $    32,787    $    36,173
    Available-for-sale securities (Note 3)              432,165      1,507,345
    Accounts receivable, trade, less
      allowance for doubtful
      accounts of $nil                                   25,418          7,521
    Prepaid and other current assets                     23,179         32,153
    Amounts receivable from related parties              10,298         18,950
                                                    -----------    -----------
       Total current assets                             523,847      1,602,142
Property, plant and equipment, net                      753,974        785,920
                                                    -----------    -----------
       Total assets                                 $ 1,277,821    $ 2,388,062
                                                    ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current portion of mortgage
       loans payable                                $   119,121    $   115,251
    Accounts payable and accrued expenses               111,555        148,948
    Margin loan payable (Note 3)                      3,160,138      3,058,295
    Interest payable                                     67,806         43,319
    Security deposits payable                            11,049         11,190
    Amounts payable to related parties                1,546,595        904,756
                                                    -----------    -----------
        Total current liabilities                     5,015,864      4,281,759
                                                    -----------    -----------
Long-term liabilities:
    Mortgage loans payable (Note 4)                     816,298        837,966
                                                    -----------    -----------
        Total long-term liabilities                     816,298        837,966
                                                    -----------    -----------

Commitments and contingencies

Shareholders' (deficit) equity:
    Preferred stock, $5 par value, 25,000,000
      shares authorized, unissued
    Common stock, $.01 par value, 30,000,000
      shares authorized; issued and
      outstanding 1998 and 1997:
      15,559,542 shares                                 155,595        155,595
    Contributed surplus                               5,385,296      5,385,296
    Unrealized loss on
      available-for-sale securities
      (Note 3)                                       (3,379,101)    (2,307,267)
    Cumulative exchange adjustments                      13,376          1,516
    Accumulated deficit                              (6,729,507)    (5,904,303)
                                                    -----------    -----------

                                                     (4,554,341)    (2,669,163)
     Common stock issued for consulting
       services to be received                                         (62,500)
                                                    -----------    -----------

        Total shareholders'(deficit) equity          (4,554,341)    (2,731,663)
                                                    -----------    -----------

        Total liabilities and shareholders'
          (deficit) equity                          $ 1,277,821    $ 2,388,062
                                                    ===========    ===========

       See the accompanying notes to the Condensed Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)
                             (United States Dollars)

                                                Nine months ended September 30,  Three months ended June 30,
                                                -------------------------------  ---------------------------
                                                     1998            1997            1998            1997
                                                 ------------    ------------    ------------    -----------
Revenues:
    Rental income                                $    252,180    $    259,989    $     79,429    $    88,313
    Investment income (loss)                          (15,741)        678,710         (18,620)       569,498
    Other income                                            0           5,659               0          1,607
                                                 ------------    ------------    ------------    -----------
       Total revenues                                 236,439         944,538          60,809        659,418
                                                 ------------    ------------    ------------    -----------

Expenses:
    Depreciation                                       31,941          26,114          10,647          8,704
    Legal and professional fees                         9,499          51,731           5,182          8,252
    Consulting fees                                    62,500         247,250               0         71,250
    Consulting fees paid to a
      related company                                 375,000         375,000         125,000        125,000
    Interest expense                                  375,410         141,598         160,905         18,330
    Foreign exchange (gain) loss                            0          48,427               0         10,833
    Land lease                                         56,132          60,241          17,959         20,080
    Rental real estate management fees                 17,214          24,521           5,068          5,694
    Salaries                                                0           4,528               0              0
    Other operating and
      administrative fees                             133,947         524,973          57,305        178,999
                                                 ------------    ------------    ------------    -----------
       Total expenses                               1,061,643       1,504,383         382,066        447,142
                                                 ------------    ------------    ------------    -----------

Net income (loss) from continuing
  operations                                         (825,204)       (560,025)       (321,257)       212,276
                                                 ------------    ------------    ------------    -----------

Discontinued operations
  Cangzhou cement                                                      96,637                         26,054
  Wuhan container                                                     276,470                         58,225
                                                                 ------------                    -----------
  Net income (loss) from discontinued operations                      373,107                         84,279
                                                                 ------------                    -----------
Net income (loss) before minority
  interest                                           (825,204)       (933,132)       (321,257)       127,997

Minority interest from
  discontinued operations                                             100,030                         66,898
                                                                 ------------                    -----------

Net income (loss)                                $   (825,204)   $   (833,102)   $   (321,257)   $   194,895
                                                 ============    ============    ============    ===========

Earnings (loss) per share (basic):
  From continuing operations                     $     (0.053)   $     (0.039)   $     (0.021)   $     0.013
  Effect of discontinued operations                     0.000          (0.065)          0.000          0.008
                                                 ------------    ------------    ------------    -----------
  Net loss per share                             $     (0.053)   $     (0.104)   $     (0.021)   $     0.021
                                                 ============    ============    ============    ===========

Weighted average number
  of shares of common stock
  outstanding                                      15,559,542      14,402,740      15,559,542     16,234,592
                                                 ============    ============    ============    ===========


       See the accompanying notes to the Condensed Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (United States Dollars)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1998          1997
                                                   ------------   ------------

Cash flows from operating activities
  Net loss                                         $  (825,204)   $  (833,102)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Minority interest                                     --         (100,030)
    Depreciation and amortization                       31,941        198,008
    Consulting fee paid in common stock                 62,500        247,250
  Changes in working capital components:
    Accounts receivable                                (17,897)    (3,017,393)
    Inventories                                           --        2,291,750
    Prepaid and other current assets                     8,974     (1,176,251)
    Amounts receivable from related parties              8,652     (1,688,627)
    Value added  taxes recoverable                                    427,369
    Prepaid rental                                                     21,687
    Accounts payable and accrued expenses              (37,793)       822,466
    Bills payable                                                    (562,651)
    Accrued interest                                    24,487          1,068
    Security deposits payable                             (141)        (1,021)
    Amounts due to related parties                     641,839       (389,526)
    Exchange difference                                 15,211           --
                                                   -----------    -----------

    Net cash used in operating activities              (87,431)    (3,759,003)
                                                   -----------    -----------

Cash flows from investing activities:
  Purchase of available-for-sale securities                        (4,367,238)
  Proceeds from sale of available-for-sale
    securities                                                      2,587,924
  Purchases of property, plant and
    equipment                                                         (59,438)
                                                                  -----------

    Net cash used in investing activities                          (1,838,752)
                                                                  -----------

Cash flow from financing activities:
  Common stock issued for cash                                      1,620,000
  Increase in short-term borrowings                                 3,138,275
  Increase in margin loan payable                      101,843        849,655
  Mortgage loan repaid                                 (17,798)       (15,069)
                                                   -----------    -----------

    Net cash provided by financing
      activities                                        84,045      5,592,861
                                                   -----------    -----------

Net decrease in cash and
  cash equivalents                                      (3,386)        (4,894)
Cash and cash equivalents, beginning of
  the period                                            36,173        170,259
                                                   -----------    -----------

  Cash and cash equivalents, end of the period     $    32,787    $   165,365
                                                   ===========    ===========

Analysis of the balance of cash and
  cash equivalents
  Bank balances and cash                           $    32,787    $   165,365
                                                   ===========    ===========

None-cash financing activities
  Issuance of common stock for
    consulting services                                None       $   100,000
                                                   ===========    ===========

       See the accompanying notes to the Condensed Financial Statements.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (United States Dollars)

                                            Nine months ended September 30,     Three months ended September 30,
                                            -------------------------------     --------------------------------
                                                  1998           1997                 1998           1997
                                              -----------    -----------          -----------    -----------
Balance, beginning                            $(2,731,663)   $     3,370          $(3,648,691)   $ 2,798,202
                                              -----------    -----------          -----------    -----------
Comprehensive income (loss):

  Net income (loss)                              (825,204)      (833,102)            (321,257)       153,563

  Reversal of expense for common
    stock issued for services                      62,500        247,250                    0         71,250

  Change in cummulative exchange
    adjustment                                     11,860              0               42,270              0

  Change in net unrealized gain (loss)         (1,071,834)       300,473             (626,663)    (1,685,024)
                                              -----------    -----------          -----------    -----------

    Comprehensive income (loss)                (1,822,678)      (285,379)            (905,650)    (1,460,211)
                                              -----------    -----------          -----------    -----------

Proceeds from private placement                                1,620,000
                                              -----------    -----------          -----------    -----------

Balance, September 30, 1998                   $(4,554,341)   $ 1,337,991          $(4,554,341)   $ 1,337,991
                                              ===========    ===========          ===========    ===========

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

The results of operations for the nine months periods and three month periods ended September 30, 1998 and September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

The condensed statements of operations for the nine-month period and the three-month period ended September 30, 1997, have been reclassified to conform to the 1998 presentation.

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

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

2.  CONTINUING OPERATIONS (continued)

The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company.

3. AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                September 30,       December 31,
                                                    1998                1997
                                                -------------       ------------
Corporate equity securities (a):
    Cost                                         $ 3,786,859        $ 3,814,612
    Less gross unrealized losses                  (3,354,694)        (2,307,267)
                                                 -----------        -----------
    Estimated fair value                         $   432,165        $ 1,507,345
                                                 ===========        ===========
    Carrying value (c)                           $   432,165        $ 1,507,345
                                                 ===========        ===========
Margin loan payable (b)                          $ 3,160,138        $ 3,058,295
                                                 ===========        ===========

      (a) Included in the above securities are 48,535,276 shares at September 30, 1998, and December 31, 1997, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,786,859 and had a carrying value of $432,165 at September 30, 1998, and $1,507,345 at December 31, 1997. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

      The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

      (b) All investments are pledged to secure the Company's margin loan payable. The loan is payable on demand and bears interest at Hong Kong best lending rate (10% at September 30, 1998) plus 3.5% per annum.

      (c) At October 31, 1998, the market value of the available-or-sale securities held by the Company at the balance sheet date amounted to approximately $450,000.

                          Powersoft Technologies, Inc.
                    formerly Heng Fai China Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

4. MORTGAGE LOAN PAYABLE

The mortgage loan which matured and became payable June 15, 1998, has been extended for an additional five year period.

                          Powersoft Technologies, Inc.

                    formerly Heng Fai China Industries, inc.

                               September 30, 1998

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

Results of Continuing Operations

The nine-months ended September 30, 1998 as compared to the nine months ended September 30, 1997

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the nine-months ended September 30, 1998 and nine-months ended September 30, 1997.

Investment income decreased from income of $678,710 through September 30, 1997 to a loss of $15,741 through September 30, 1998. The Company has not engaged in investment activity during the quarter ended September 30, 1998. This is because of the uncertainty related to the international securities markets. The net investment loss in 1998 consists of the loss due to the expiration of warrants, amounting to $18,820, and interest income. During the quarter ended September 30, 1997, the Company earned investment income of $569,498.

Consulting expense decreased from an aggregate of $612,250 for the nine months ended September 30, 1997 to $437,500 for the nine months ended September 30, 1998. This is due to the Company's reduced use of consulting services. Interest expense increased from $141,598 for the nine-months ended September 30, 1997 to $375,410 for the same period in 1998. This is due to the increase in margin loans payable. The outstanding balance of margin loans payable amounted to $3,160,138 and $1,338,848 at September 30, 1998, and September 30, 1997,
respectively. Other expenses decreased from $524,973 in 1997 to $133,947 in 1998. The decrease is due to reduced professional fees and financial, travel and miscellaneous expenses. The Company experienced no foreign exchange loss for the nine months ended September 30, 1998, as compared to a foreign exchange loss of $48,427 nine months ended September 30, 1997.

The Company's net loss from continuing operations was $825,204 for the nine months ended September 30, 1998, as compared to a net loss of $560,025 for the nine months ended September 30, 1997. This trend is also reflected in the net loss from continuing operations for the three months ended September 30, 1998, amounting to $321,257, compared to net income of $212,276 for the three month period ended September 30, 1997. The reasons for this trend are the reductions in other operating and administrative expenses and consulting fees, the offsetting decrease in increase in interest expense and the investment income of $569,498 that occurred in the quarter ended September 30, 1997

The nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first nine months of fiscal 1997 and the nine months of fiscal 1996.

Investment income increased to $678,710 for the nine-months ended September 30, 1997 as compared to $30,942 for the nine months ended September 30, 1996.

The consulting arrangements that caused an expense of $1,290,395 in the nine months ended September 30, 1996 did not recur in 1997. Consulting fees declined from $1,290,395 to $622,250 in 1997. Other operating and administrative expenses increased in the nine months ended September 30, 1997 to $524,973 from $275,677 in the same period of 1996. The increase is due primarily to increased professional fees.

Interest expense amounted to $141,598 and $141,365 for the nine months ended September 30, 1997 and 1996, respectfully.

The Company's net loss from continuing operations for the nine-month period ended September 30, 1997 was $560,025, a change of $910,712 compared to a net loss of $1,570,737 for the corresponding period in 1996. The decrease in the net loss was the net result of (I) an increase in investment income; (ii) a reduction in expenses for overhead and consultants; (iii) increases in professional fees that are included in other operating and administrative expenses; (iv) an increase in interest expense.

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

The nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

There has been no activity in the discontinued operations in 1998.

The nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

The cement operation of Min You Cement Company Limited commenced in the second half of 1995. Cement sales decreased from $346,930 in 1996 to $262,257 in 1997. At the same time the cost of cement sales decreased from $321,737 in 1996 to $288,437 in 1997.

Wuhan container experienced sales of $2,934,871 and cost of sales of $2,647,720 for the nine months ended September 30, 1997. There was no activity for the corresponding period in 1996.

Both operations operated at less than full capacity because of the impacts of the austerity measures that took place in the People's Republic of China.

Liquidity and Capital Resources

The net cash used in operating activities for the nine-month period ended September 30, 1998 amounted to $87,431. This is primarily due to the operating losses experienced. The Company met its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the nine months ended September 30, 1998, the Company did not make additional cash investments in securities or facilities.

The net cash provided by financing activities amounted to $84,045 for the nine months ended September 30, 1998. This is due primarily to the increases in margin loans.

The net cash used in operating activities for the nine months ended September 30, 1997, amounted to $3,759,003. This was primarily due to the operating losses experienced, increases in receivables from the container segment and the payment of amounts that were payable to related parties. The Company met its working capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash used in investing activities amounted to $1,838,752 for the nine months ended September 30, 1998. This is primarily due to the use of cash to pay for the purchase of investments.

The net cash provided by financing activities amounted to $5,592,861 for the nine months ended September 30, 1997. This is due to the increases in short term borrowings and margin loans and the issuance of common shares.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's recurring losses from operations and minimal net tangible assets raise substantial doubts as to its ability to continue as a going concern. However, the principal shareholder has committed to continue providing financial support.

Exchange Rate Risk

At present, the Company's revenues and expenses are denominated in U.S. dollars and Hong Kong dollars. In view of the exchange rate pegged between Hong Kong dollars and U.S. dollars, the Company is not subject to any direct exposure from the fluctuation of U.S. dollars. Also, the Company's disposal of its operations in PRC in 1997 nearly eliminates its exposure to exchange rate risk with the PRC Renminbi. The Renminbi is the currency of the PRC. The Company is exposed to exchange rate risk in its real estate operations in Canada. The Company's real estate activity transactions, including long-term debt are payable in Canadian dollars. The Canadian dollar has declined in its relation to the U.S. dollar to $1.53 from approximately $1.36 in 1996.

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

                                                 HENG FAI CHINA INDUSTRIES, INC.

Dated: December 19, 1998                         By: /s/ Robert H. Trapp
                                                 -------------------------------
                                                     Robert H. Trapp
                                                     Secretary and Treasurer