Form 10-Q/A
period 1998-09-30
HENG FAI CHINA INDUSTRIES INC
filed 1999-01-29
CIK 4165

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO.1
                                       to
                                    FORM 10-Q

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

                                            POWERSOFT TECHNOLOGIES, INC.

Dated:  January 29, 1999                    By:  /s/Robert H. Trapp
                                                 -------------------------------
                                                 Robert H. Trapp
                                                 Secretary and Treasurer