Form 10-K
period 1998-12-31
POWERSOFT TECHNOLOGIES INC
filed 1999-08-03
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0 - 7619

                          POWERSOFT TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       93-0636333
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              650 West Georgia Street, Suite 1600, P.O. Box 11586,
                   Vancouver, British Columbia, CANADA    V6B 4N8
              ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 (604) 685-8318
                          -----------------------------
                         (registrant's telephone number)

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class:                 Name of exchange on which registered:
$0.01 Par Value common stock                      OTC Bulletin Board
- ----------------------------              ------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 17, 1999, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $0.022 on that date, was approximately $158,028.

As of June 17, 1999, the registrant had outstanding 29,259,542 shares of common stock.

                               INDEX TO FORM 10-K
                                       OF
                          POWERSOFT TECHNOLOGIES, INC.

                                                                            Page
                                     PART I


Item 1.   Business                                                             3

Item 2.   Description of Property                                              9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.   Market for registrant's Securities and Related Stockholder Matters   9

Item 6.   Selected Financial Data                                             12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 8.   Financial Statements                                                19

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                                19

                                    PART III

Item 10.  Directors and Executive Officers of the registrant                  19

Item 11.  Executive Compensation                                              21

Item 12.  Security Ownership of Certain Beneficial Owners and Management      22

Item 13.  Certain Relationships and Related Transactions                      23

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K                                    24

          (a)  Exhibits
          (b)  Reports on Form 8-K

Signatures                                                                    25

                                     PART I

ITEM 1. BUSINESS

Powersoft Technologies, Inc. ("Company") was originally organized in California on March 24, 1958 as Time Saver Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than those it presently operates. In August 1994, the Company changed its corporate domicile to Delaware. In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China Industries, Inc. changed its name to Powersoft Technologies Inc. The Company has signed an agreement ("SAR Agreement"), to sell most of its subsidiaries, and as a result, most of its operations to SAR Trading Limited, ("SAR"), a company wholly owned by Fai H. Chan, an officer, director and shareholder of the Company. Upon shareholder approval of the SAR Agreement, the Company intends to focus its operations on the acquisition of companies
operating   in  the   fields   of   computer   technology   and  the   Internet,
telecommunications and financial software applications for the securities industry.

As of December 31, 1998, the Company's investments were as follows:


Name                                % Owned          State/Foreign Incorporation
- ----------------------------     -------------       ---------------------------

Cangzhou Min You                     19%(1)          People's Republic of China
   Cement Co., Ltd.

Vancouver Hong Kong                  100%(2)         Canada
   Properties Ltd.

America & China Business             100%            Canada
   and Development Inc.

Heng Fai Management Inc.             100%(2)         British Virgin Islands

Heng Fai China & Asia                100%(2)         Hong Kong
   Industries Limited

Heng Fai China                       100%(2)         Hong Kong
   Industries Limited

Worldwide Container                  100%(2)         Hong Kong
   Company Limited

Heng Fai China Industries            100%(2)         Hong Kong
   Acquisition Limited

Greatly Hong Kong Limited            100%(2)         Hong Kong

(1) As of July 24, 1998, the Company divested 81% of its interest in Cangzhou Min You Cement Co., Ltd.

(2) These subsidiaries are the subject of the SAR Agreement wherein SAR agreed to buy and the Company agreed to sell all of its interests in these subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $2,472,272, which is the $3,838,000 difference, net of related party accounts receivable of $1,365,278. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $2,472,272 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price of the Company's common stock at the option of the Company by giving seven trading days notice in writing to SAR. The agreement is subject to shareholder approval.

                 Agreement with CyberConstruction Company, Inc.

On February 12, 1999, the Company entered into a Technology License and Services Agreement (the "Agreement") with CyberConstruction Company, Inc. ("Cyber"). Cyber has developed and continues to develop certain software applications, methods, operating procedures, Internet infrastructure design and Internet site template development (collectively the "Technology"). The Agreement grants a nontransferable license to the Company to use and execute this Technology developed by Cyber, along with related services, for the Company's customers. The Company agrees to grant and transfer to Cyber, as a consideration of the license and related services, its preferred stock with a face value of $10 million, as part of an issuance of up to $50 million of its preferred shares. The Company has agreed that upon the sooner of (i) the licensing or acquisition of technologies utilizing the $50 million proceeds from the sale of preferred shares; or (ii) February 13, 2001. The transaction contemplated by the agreement has not yet been consummated and consequently, has not yet been recorded.

                             Historical Information

In 1994, the Company acquired Vancouver Hong Kong Properties Ltd., a Canadian corporation ("Vancouver Hong Kong"), which owns an apartment building in North Vancouver, British Columbia ("Apartment Building").

In January 1995, the Company acquired a wholly-owned subsidiary, Heng Fai China & Asia Industries Limited ("Asia"), a company incorporated in Hong Kong, along with Asia's wholly-owned subsidiary, Heng Fai China Industries Limited ("China"). China is incorporated in Hong Kong and owned options ("Option") to acquire, through its wholly owned subsidiary, Cangzhou Min You Cement Co., Ltd., a foreign-owned enterprise registered in the People's Republic of China ("PRC") ("Min You"), direct or joint venture operating lease interests in the following three cement factories in the Hebei province of PRC: (i) the Hebei Cangzhou City Chemical Corporation Factory ("Cangzhou Factory"); (ii) the Qingxian Cement Factory ("Qingxian Factory"); and (iii) the Hebei Cangzhou Area Construction Materials Factory ("Hebei Factory"). Min You did not exercise its Options to acquire interests in the Qingxian Factory and the Hebei Factory, and such Options have since expired.

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

                                1997 Divestitures

After several years of direct investments in PRC, as described above, the Company believed the returns on such investments were unsatisfactory. The Company believed its best course of action was to write-off or discontinue a substantial part of its PRC operations ("Divestiture"). Pursuant to reorganization, the Company commenced the Divestiture and entered into the following agreements to terminate or substantially reduce its interest in its PRC operations as follows:

Min You. In December 1997, the Company, through China, transferred 81% of its interest in Min You to two unrelated parties in Hong Kong and PRC. China retained a 19% interest in Min You and full provisions have been made against the remaining cost of investment in Min You. Applications for the change in ownership in Min You have been approved by the respective authorities in PRC.

Wuhan. In December 1997, the Company effected an agreement to reverse the acquisition by returning its 70% interest in Wuhan and to redeem the 727,272 shares of restricted Common Stock previously issued pursuant to the acquisition. Applications for the change in ownership in Wuhan have been approved by the respective authorities of PRC during 1998.

Duck Farm. In December 23, 1997, Greatly HK effected an agreement to dispose of its 25% interest in the Duck Farm. Applications for the change in ownership of the Duck Farm have been approved by the respective authorities in PRC during 1998.

Heng Li. Heng Fai Acquisition did not exercise its option to form Heng Li as certain conditions of the joint venture agreement were not met. In December 1997, the Company canceled the registration of Heng Li.

                               Segment Information

Information pertaining to the Company's two operating segments, Investments and Real Estate, are in Footnote 13 in the accompanying consolidated financial statements.

                             Real Estate Operations

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

The Central Lonsdale corridor serves as the primary commercial center for the city and the surrounding areas of North Vancouver. Residential development in the surrounding areas consists of a variety of 3-story rental and strata tiled apartments, plus lower density townhouse developments. The area also has higher density development in the area. Thus, the apartment building is located within a stable multiple residential oriented neighborhood, located in close proximity to local retail, recreational and public amenities.

The  following   information   has  been   extracted  from  the  Canada  Housing
Corporation's ("CMHC") Vancouver CMA Rental Market Report.

Vacancy Rates


Region                                 12/98           12/97           12/96
- ------------------------------      ----------       ---------      ----------

City North of Vancouver                1.9%             0.6%            0.6%
- -----------------------                ----             ----            ----

District North of Vancouver            1.2%             0.2%            0.2%
- ---------------------------            ----             ----            ----

Metro Vancouver                        1.5%             1.5%            1.2%
- ---------------                        ----             ----            ----

Apartment Rental Rates


City North of Vancouver                12/98           12/97           12/96
- ------------------------------      ----------       ---------      ----------

Bachelor                              CDN$607         CDN$574         CDN$572
- --------                              -------         -------         -------

One Bedroom                           CDN$705         CDN$703         CDN$688
- -----------                           -------         -------         -------

Two Bedroom                           CDN$859         CDN$971         CDN$967
- -----------                           -------         -------         -------

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

Apartment Building Rental Rates

The current monthly rents* are as follows:


Suite Type                                      Monthly Rent
- -------------------------------       -----------------------------

Bachelor                              CDN$580
One Bedroom                           CDN$660

Two Bedroom                           CDN$805
- -------------
* Rent includes heat, hot water, parking and cable television.

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

                              Government Regulation

The Company is not aware of any government regulations in the United States or Canada which could materially adversely affect its business or operations in Canada. The Company's participation in the operations of the Apartment Building are subject to significant governmental regulation in Canada and the Company believes it is in compliance with such regulations to the extent the same are applicable to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its principal executive offices at 650 West Georgia Street, Vancouver, British Columbia, Canada. The offices are suitable for the needs of the Company.

In June 1998, the Company transferred a lease for an office at 45 Wall Street, New York, New York to eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd., a company of which Fai H. Chan is an officer, director and shareholder.

The Company also operates the Apartment Building, composed of 60 individual residential units in a three story frame building situated at the corner of East 12 Street and St. Andrews Avenue in North Vancouver, British Columbia, Canada. The Apartment Building is approximately 57,340 square feet and is situated on approximately 1,109 acres of land. It is owned by the Company, subject to first and second mortgages. The land underlying the Apartment Building is leased and such lease terminates on May 31, 2032, subject to earlier termination in certain circumstances. The annual lease cost for the land is fixed at $71,115 until the year 2010, after which time it will be renegotiated for the remaining term.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending or ongoing litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were placed before the stockholders of the Company for consideration.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board ("OTC"). However, there is no established public trading market for the Company's common stock. The following table sets forth, for the periods indicated, the reported high and low bid price quotations for the Common Stock for the periods such securities have been reported on the OTC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                  Common Stock


                                               High Bid            Low Bid
                                             ------------        -----------
Year ended December 31, 1998:
- ----------------------------

First Quarter                                $ 0.245             $  0.10

Second Quarter                                 0.210                0.12
Third Quarter                                  0.130                0.09
Fourth Quarter                                 0.085                0.05

Year ended December 31, 1997:
- ----------------------------

First Quarter                                  1.875                0.53
Second Quarter                                 0.813                0.34
Third Quarter                                  0.600                0.24
Fourth Quarter                                 0.265                0.11

As of June 17, 1999, there were approximately 1,447 holders of record of the common stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the common stock. The number of record holders does not include holders whose securities are held in street name. The closing price of the common stock as reported on the Bulletin Board on June 17, 1999 was $0.022. As of June 17, 1999, there were 29,259,542 shares of common stock outstanding.

The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

                   Recent Issuance of Unregistered Securities

During 1996, 100,000 shares of common stock were issued pursuant to a consulting agreement with a previously unaffiliated party entered into during 1995. The value attributable to the 100,000 shares of common stock issued of $581,000 was charged to the statement of income in 1996 and recognized as consulting fees. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In September 1996, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it received various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company issued an aggregate of 300,000 shares of common stock to the consultant in September 1996. The value attributable to the 300,000 shares of common stock issued was $319,500, which had been capitalized and was amortized over the 12 months term of the consulting agreement. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

On February 1, 1997, the Company issued an aggregate of 1,700,000 shares of common stock at $0.60 per share to Fai H. Chan (1,300,000 shares), Ronald M. Lau (100,000 shares), Robert H. Trapp (100,000 shares) and Keow Y. Chan (200,000 shares) pursuant to private placements for aggregate proceeds of $1,020,000. Except for Keow Y. Chan who is Fai H. Chan's wife, all of the above parties were directors of the Company at that time. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

On June 25, 1997, the Company issued 2,500,000 shares of common stock at $0.24 per share to Fai H. Chan pursuant to a private placement for proceeds of $600,000. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In August 1997, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it received various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. During 1997, 100,000 shares of common stock were issued to the consultant pursuant to the terms of the agreement. The value attributable to the 100,000 shares of common stock issued was $100,000, which had been capitalized and was amortized over the 12-month term of the consulting agreement. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

There were no issuances of the Company's common stock during 1998.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. The agreement is subject to shareholder approval. The issuance of the note convertible into common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock will contain a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

On February 5, 1999, the Board of Directors approved a resolution to give 13,700,000 shares of common stock of the Company to SAR Trading Limited in exchange for the forgiveness of debt totaling $685,000. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its subsidiaries. The selected consolidated financial data in the table for the Company's five years ended December 31, 1998, 1997, 1996, 1995 and 1994, are derived primarily from the consolidated financial statements included elsewhere herein. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the consolidated financial statements of the Company and related notes thereto and other financial information included elsewhere herein. All dollar amounts reflect U.S. Dollars.


                                    1998           1997           1996           1995           1994
                                  --------       --------       --------       --------       --------

Net operating revenues           $  320,630        571,921        428,858        354,952        333,319


(Loss) income from
  continuing operations          (1,077,133)    (1,217,418)    (2,061,732)    (1,880,672)        27,315

Total assets                      1,215,766      2,388,062     10,625,380      1,723,856      1,129,696

Long-term obligations:
   Mortgage loans
   payable                          710,277        837,966        865,594        975,108        971,611

   Long-term note payable              --             --           88,744         91,415           --


Per common share,
basic and diluted:
(Loss) income from
  continuing operations               (0.07)         (0.08)         (0.18)         (0.18)          0.02

Cash dividends per
   common share                        --             --             --             --             --


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

The Company owns an Apartment Building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In 1995 and 1996, the Company, through various subsidiaries, acquired certain interests in PRC, including:

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

As of December 31, 1998, the Company retained a 19% interest in Min You, but full provisions have been made against the remaining cost of investment in Min You, and 100% of the outstanding capital stock of Vancouver Hong Kong.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $2,472,272, which is the $3,838,000 difference, net of related party accounts receivable of $1,365,278. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company at a conversion price of $0.05 per share. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price of the Company's common stock at the option of the Company by giving seven trading days notice in writing to SAR. The agreement is subject to shareholder approval. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued to SAR in exchange for forgiveness of debt of $685,000.

Results of Continuing Operations

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the year ended December 31, 1998 and the year ended December 31, 1997.

Investment income decreased from income of $138,794 through December 31, 1997 to a loss of $25,154 through December 31, 1998. The Company has not engaged in investment activity during the year ended December 31, 1998. This is because of the uncertainty related to the international securities markets. The net investment  loss in 1998  consists  of the  loss  due to the  expiration  of the
warrants,   amounting  to  $145,800  and  interest  income.

Consulting expense decreased from an aggregate of $772,250 for the year ended December 31, 1997 to $562,500 for the year ended December 31, 1998, due to amortization period of certain consulting agreements expiring early in 1998. Interest expense increased from $309,201 for the year ended December 31, 1997 to $492,804 for the same period in 1998.

The Company's net loss from continuing operations was $1,077,133 for the year ended December 31, 1998, as compared to a net loss of $1,217,418 for the year ended December 31, 1997. The reasons for the trend are the reductions in the other operating administrative expenses and consulting fees during the year ended December 31, 1998.

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

Inflation

The effect on inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

Discontinued Operations

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

In 1997, the cement operation of Min You recorded sales of $306,398 compared to $540,191 in the year ended December 31, 1996. At the same time, the net loss amounted to $157,117 in 1997 compared to a loss of $62,487 in 1996.

In 1997, the container operation of Wuhan recorded sales of $2,934,871 as compared to $1,082,317 in 1996. At the same time, the net loss amounted to $248,210 in 1997 compared to a loss of $241,208 in 1996.

During 1997, the Company acquired and later disposed of a 25% interest in the Duck Farm. The aggregate of the Company's share of the loss in the Duck Farm and the loss on disposition was approximately $300,000.

Liquidity and Capital Resources

The net cash used by operating activities for the year ended December 31, 1998 amounted to $26,606. The Company meets its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the year ended December 31, 1998, the Company did not make additional cash investments in securities or facilities.

The net cash provided by financing activities amounted to $56,682 for the year ended December 31, 1998. This is due primarily to the increase in the margin loan payable.

The net cash used in operating activities for year ended December 31, 1997 amounted to $4,034,680. This was primarily due to the operating losses experienced, increases in receivable from the container segment and the payment of amounts that were payable to related parties. The Company met its capital requirements from the proceeds of bank borrowings and the issuance of common shares.

The net cash provided by financing activities amounted to $7,179,780 for the year ended December 31, 1997. This is due to the increases in short term borrowings, margin loans, and the issuance of common shares.

As discussed in Note 2 of the notes to the consolidated financial statements, the Company's operating losses and deficiency in net tangible assets raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

New Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for years beginning after June 15, 1999, although early adoption is permitted.

During April 1998, the AICPA  Accounting  Standards  Executive  Committee issued
Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". Generally, the Statement requires that the costs of start-up activities shall be expensed as incurred, and that upon initial adoption an adjustment to reflect the cumulative effect of a change in accounting principle shall be recorded. This statement will be effective for periods beginning after December 15, 1998, with earlier application permitted.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements for pensions and other postretirement benefits. Adoption of the standard will not significantly change the Company's financial statement disclosure.

The Company believes that the effects of adopting these standards will not be material to the Company's financial position or results of operations.

Regional Economic Developments

Several countries in Asia have recently experienced significant adverse economic developments including substantial exchange rate fluctuations, inflation, social unrest, increased interest rates, reduced economic growth rates, corporate bankruptcies, declines in the market value of shares listed on stock exchanges, emergency loan agreements with the International Monetary Fund and government-imposed austerity measures. To date, neither the PRC nor Hong Kong has experienced these developments will not occur in the PRC or Hong Kong in the future, which could have a material effect on a Company's financial condition or results of operations.

The Year 2000

The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology ("IT") computer systems to non-IT devices such as an individual machine's programmable logic controller.

To address this issue, the Company developed a corporate plan including the formation of a team consisting of internal resources and, as deemed necessary, third-party experts. The phases of the plan include: conducting inventory of the affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have critical IT systems tested and installed, and expects to be Year 2000 compliant by mid-calendar year 1999.

The Company relies on third-party suppliers for many services and the Company will be adversely impacted if these suppliers do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company has implemented a plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

The total cost of the program is estimated to be less than $5,000, of which none has been spent through December 31, 1998.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issues. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date transaction records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has an informal contingency plan for its applications. The Company is working continually with the third party suppliers of software and related services in resolving Year 2000 issues. The Company's formal contingency plans are currently being developed in conjunction with these suppliers. Testing will be performed and completed by mid-calendar year 1999. The Company will continue to monitor the progress of the suppliers in the resolution of Year 2000 issues and continue to evaluate the necessity of an independent contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk sensitive financial instruments.

The Company faces two types of market risk: foreign exchange rate risk and equity price risk.

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a financial instrument denominated in a currency other than U.S. dollars, exposure exists from a net open currency position. The Company is then exposed to a risk that the exchange rate may move against it. At September 30, 1998, the currency creating foreign currency risk for the Company was the Hong Kong dollar.

Equity Price Risk. The Company is exposed to equity price risk as a consequence of making investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by entering into transactions designed to mitigate the Company's market risk profile.

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a timely basis; timely profit and loss statements; and independent verification of pricing. The Company believes that these procedures, which stress timely communication, are the most important elements of the risk management process.

Efforts to further strengthen the Company's management of market risk are continuous, and the enhancement of risk management systems is a priority of the Company. This includes the development of quantitative methods, profit and loss and variance reports, and the review and approval of pricing models.

The table below provides a comparison of the carrying amount to the fair value of the securities owned by the Company that are classified as available-for-sale securities.

                                December 31, 1998
                                -----------------

                                             Carrying Amount          Fair Value
                                             ---------------          ----------
Foreign Exchange Rate Risk:
   Equity securities denominated in         $   439,290             $   439,290
      Hong Kong dollars

Equity Price Risk:
   Equity securities*                           439,290                 439,290

*Includes equity securities denominated in Hong Kong dollars.

In accordance with generally accepted accounting principles, securities classified as available-for-sale securities are marked-to-market and the resulting unrealized gain or loss is reflected in the statement of comprehensive income. For the year ended December 31, 1998, the Company recognized unrealized losses of $1,048,813 on the equity securities denominated in Hong Kong dollars.

ITEM 8.  FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An Index to these Consolidated Financial Statements is also included in Item 14 (a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters, which would require disclosure herein.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of all directors and executive officers of the Company are as follows:


Name                    Age      Position
- ---------------        -----     -----------------------------------------------

Fai H. Chan             54       President, Chief Executive Officer and Director

Robert H. Trapp         44       Secretary, Treasurer and Director


Management Biographies

Fai H. Chan has been the president and a director of the Company since June 1994 and has served as the Company's Chief Executive Officer since June 1995. In 1998, Mr. Chan was appointed president and chairman of the board of directors of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd., a holding company which among other things, owns a securities broker/dealer located in Colorado. From June 1993 to the present, he has been a director of Inter-Asia Equities, Inc., a Canadian company. Since September 1992 to the present, he has been a director of Heng Fung Holdings Co., Ltd. ("Heng Fung"), a public company in Hong Kong, which is listed on the Hong Kong Stock Exchange. In 1995, Mr. Chan was appointed managing director and chairman of Heng Fung, for which he still serves. In May 1998, he was appointed a director of Global Med Technologies, Inc. Since March 1988, he has been chairman of the board of directors of American Pacific Bank, a bank in Oregon, and between April 1991 and April 1993, he was the chief executive officer of said bank.

Robert H. Trapp has been the secretary and treasurer and a director of the Company since June 1994. In May 1998, he was appointed a director of Global Med Technologies, Inc. In 1997 and 1998, Mr. Trapp was appointed managing director and director of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd. Since May 1995, Mr. Trapp has been a director of Heng Fung Holdings Co., Ltd., a public company in Hong Kong, which is listed on the Hong Kong Stock Exchange. Since April 1994, Mr. Trapp has been the secretary of the Company. Since February 1995, Mr. Trapp has been a director of Inter-Asia Equities, Inc. a Canadian company. Since July 1991, he has also been the
Canadian operational manager of Pacific Concord Holding (Canada) Ltd., responsible for management, marketing, and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991, Mr. Trapp was a securities trainee at Pacific International Securities in Vancouver, B.C., Canada. Between September 1985 and June 1989, Mr. Trapp served as an executive officer and a director of Inter-Asia Equities, Inc.

All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.

The Board of Directors met twice during the year ended December 31, 1998. No incumbent director attended fewer than all of the meetings held by the Board of Directors.

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

             Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, during the year ended December 31, 1998, there were no directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5; other than Fai H.
Chan who failed to timely file a Form 5.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

During the year ended December 31, 1998, Heng Fai Management, Inc., a wholly owned subsidiary of the Company, paid $500,000 in consulting and management fees to Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, the Company's chief executive officer.


Name and Principal Positions       Year Ended     Compensation    Other Annual Compensation
                                                                           ($)
- ----------------------------       ----------     ------------    -------------------------

Fai H. Chan, President                1998          $500,000               --


   CEO, and Director                  1997          $500,000               --


                                      1996          $500,000               --


                               Stock Option Plans

The Company currently has no stock option plans.

                         Option/SAR Grants in Last Year

There were no options granted during the year ended December 31, 1998.

   Aggregate Option/SAR Exercises in Last Year And Year-End Options/SAR Values

No options were exercised during the year ended December 31, 1998 and there were no unexercised options as of the end of the year ended December 31, 1998.

                              Employment Agreements

There are no employment agreements between the Company and its executive officers.

                            Remuneration of Directors

Directors do not receive compensation for attendance at meetings of the Board of Directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of June 17, 1999, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding common stock: (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of common stock listed below.


                                                             % of Outstanding
      Name and Address                Number of Shares        of Common stock
   of Beneficial Owner(1)          Beneficially Owned(1)   Beneficially Owned(1)
   ----------------------          ---------------------   ---------------------

SAR Trading Limited                    13,700,000(5)             46.35%
10th Floor, Lippo Protective Tower
231-235 Gloucester Road
Wanchai, Hong Kong 040

Fai H. Chan                            20,092,886(2)(4)(5)       67.98%
Lippo Protective Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Robert H. Trapp                           100,000                  **
1700 Lincoln Street
32nd Floor
Denver, Colorado 80203

Keow Y. Chan                            2,772,886(3)(4)           9.38%
  Unit B, 13th Floor
  Lippo, Leighton Tower
  103-109 Leigton Road
  Causeway Bay, Hong Kong

All Executive Officers & Directors
   As a Group (2 Persons)(5)           20,192,886                68.32%
- -------------------------------
**  Less than 1%

(1) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days have been exercised or converted, as the case may be.

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

(3) Includes (i) 258,943 shares of common stock held by the Fund; (ii) 258,943 shares of common stock underlying warrants held by the Fund; (iii) 37,500 shares of common stock held by Inter-Asia; and (iv) 37,500 shares of common stock underlying warrants held by Inter-Asia. Ms. Chan is the president and a director of Inter-Asia, and a beneficial owner of the Fund. Excludes 5,800,000 shares owned of record by Ms. Chan's husband, Fai H. Chan. See Footnote (2) above.

(4) In the event that Mr. Chan is deemed to beneficially own all of the shares owned of record by his spouse, Mr. Chan would be deemed to beneficially own 22,272,886 shares or approximately 75.36% of the outstanding common stock of the Company.

(5) SAR Trading Limited is owned 100% by Mr. Fai H. Chan. These 13,700,000 shares are beneficially owned by Mr. Chan.

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

The Company owns 48,535,276 shares of common stock of Heng Fung Holdings Company Limited. Messrs. Chan, and Trapp (officers, directors and/or stockholders of the Company) are officers, directors and /or stockholders of such company.

At December 31, 1998 and 1997, the second mortgage of $77,579 and related interest payable of $25,368 and $38,623, respectively, were payable to the Silverstein Foundation, Inc., a Panama company, in which Mr. Fai H. Chan's children have beneficial ownership interests. The related interest expense was $8,269 in 1998, $7,774 in 1997 and $8,947 in 1996.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. The agreement is subject to shareholder approval.

On February 5, 1999, 13,700,000 shares of the Company's common stock were issued to SAR in exchange for forgiveness of debt of $685,000. SAR is wholly-owned by Mr. Fai H. Chan.

Heng Fai Management, Inc., a wholly owned subsidiary of the Company, entered into a consultation and management agreement with Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, president and chief executive officer of the Company. The term of this agreement is for ten years having commenced November 1, 1996 and ending October 31, 2006. The remuneration the Company shall pay for services rendered pursuant to this agreement is as follows: (i) the sum of $500,000 per year for the duration of the agreement, a rate of $41,667 per month; and (ii) upon the Company meeting NASDAQ National Market System ("NASDAQ") requirements of having $4,000,000 in net tangible assets, and obtaining the other requirements which allow the Company's stock to be marginable on NASDAQ and having declared at least a minimum $0.10 per share earning and $0.05 dividend to common shareholders, the fee shall increase to $1,000,000 per year for the duration of the agreement, a rate of $83,333 per month. This agreement was terminated during June 1999.


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Financial Statement Schedules

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
         Independent Auditors' Report                                       F-3
         Consolidated Balance Sheets as of December 31, 1998 and 1997       F-4
         Consolidated Statements of Income and Comprehensive Income
              for each of the three years in the period ended December
              31, 1998                                                      F-4
         Consolidated Statements of Stockholders' Equity (Deficit) for
              each of the three years in the period ended December
              31, 1998                                                      F-8
         Consolidated Statements of Cash Flows for each of the three years
              in the period ended December 31, 1998                         F-9
         Notes to Consolidated Financial Statements                         F-11

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)(2)   Financial Statement Schedules.  None.

(a)(3)   Exhibits. See "EXHIBIT INDEX" on page 22.


(b) Current Reports on Form 8-K

The Company had not filed any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POWERSOFT TECHNOLOGIES, INC.

                                        By: /s/ Fai H. Chan
                                            ------------------------------------
                                            Fai H. Chan, President

                                        Date: July 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 29, 1999        By: /s/ Fai H. Chan
                                ------------------------------------------------
                                Fai H. Chan, President, CEO & Director


Date:  July 29, 1999        By: /s/ Robert H. Trapp
                                ------------------------------------------------
                                Robert H. Trapp, Secretary, Treasurer & Director

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)

                         Report and Financial Statements
                      For the year ended December 31, 1998

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
                        REPORT AND FINANCIAL STATEMENTS
                      For the Year Ended December 31, 1998





                                    CONTENTS                               PAGES



Report of Independent Auditors                                            F - 3


Consolidated Balance Sheets                                               F - 4


Consolidated Statements of Income and Comprehensive Income                F - 6


Consolidated Statements of Shareholders' Deficit                          F - 8


Consolidated Statements of Cash Flows                                     F - 9


Notes to the Consolidated Financial Statements                            F - 11

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of
POWERSOFT TECHNOLOGIES, INC.
(Formerly known as Heng Fai China Industries, Inc.)



We have audited the accompanying consolidated balance sheets of Powersoft Technologies, Inc. (the "Company") and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Powersoft Technologies, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and minimal net tangible assets raise substantial doubt as to its ability to continue as a going concern, however, the principal shareholder has committed to continue providing financial support. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte Touche Tohmatsu


Hong Kong
April 16, 1999 (except as to note 16(a) as to which the date is June 18, 1999)


                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)


                                                                 As of December 31,
ASSETS                                                           1998         1997
                                                                 ----         ----

Current assets:
   Cash and cash equivalents .............................   $   44,949   $   36,173

   Available-for-sale securities (note 5) ................      439,290    1,507,345

   Accounts receivable, trade, less allowance for doubtful
     accounts of $0 in 1998 and 1997 .....................       29,830        7,521

   Prepaid and other current assets ......................       24,260       32,153

   Amounts receivable from related parties (note 9) ......       15,632       18,950
                                                             ----------   ----------

   Total current assets ..................................      553,961    1,602,142


PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 6) ..............      661,805      785,920
                                                             ----------   ----------

Total assets .............................................   $1,215,766   $2,388,062
                                                             ==========   ==========
















See accompanying notes to the consolidated financial statements.


                               POWERSOFT TECHNOLOGIES, INC.
                   (Formerly known as Heng Fai China Industries, Inc.)
                          CONSOLIDATED BALANCE SHEETS-continued
                                 (United States Dollars)


                                                                               As of December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                         1998           1997
                                                                              ----           ----

Current liabilities:
   Mortgage loans payable - current portion (note 10) ................   $   109,159    $   115,251
   Accounts payable ..................................................        96,967         48,701
   Margin loan payable (note 8) ......................................     3,136,264      3,058,295
   Accrued expenses and other liabilities ............................        80,091        154,756
   Amounts payable to related parties (note 9) .......................     1,861,216        904,756
                                                                         -----------    -----------

   Total current liabilities: ........................................     5,283,697      4,281,759
                                                                         -----------    -----------

Long-term liabilities:
   Mortgage loans payable (note 10) ..................................       710,277        837,966
                                                                         -----------    -----------

Commitments and contingencies (note 15)

Shareholders' deficit:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized; unissued ............................................          --             --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1998 and 1997;
     15,559,542 shares ...............................................       155,595        155,595
   Additional paid-in capital ........................................     5,385,296      5,385,296
   Accumulated deficit ...............................................    (6,981,436)    (5,904,303)
   Unrealized loss on available-for-sale securities (note 5) .........    (3,356,080)    (2,307,267)
   Cumulative exchange adjustments ...................................        18,417          1,516
                                                                         -----------    -----------

                                                                          (4,778,208)    (2,669,163)
   Common stock issued for consulting services to be
     received (note 7) ...............................................          --          (62,500)
                                                                         -----------    -----------

   Total shareholders' deficit .......................................    (4,778,208)    (2,731,663)
                                                                         -----------    -----------

Total liabilities and shareholders' deficit ..........................   $ 1,215,766    $ 2,388,062
                                                                         ===========    ===========





See accompanying notes to the consolidated financial statements.


                                    POWERSOFT TECHNOLOGIES, INC.
                        (Formerly known as Heng Fai China Industries, Inc.)
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      (United States Dollars)


                                                                          Year ended December 31,
                                                                      1998            1997            1996
                                                                      ----            ----            ----
Revenues:
   Rental income ............................................   $    307,327    $    346,528    $    336,644
   Interest .................................................          1,011             515           1,490
   Investment income - securities ...........................           --           210,380          56,552
   Others ...................................................         12,292          14,498          34,172
                                                                ------------    ------------    ------------

Total revenues ..............................................        320,630         571,921         428,858
                                                                ------------    ------------    ------------

Expenses:
   Depreciation .............................................         35,186          41,161          41,815
   Legal and professional fees ..............................         31,620         149,900          82,831
   Consulting fees (note 7) .................................         62,500         272,250       1,368,567
   Consulting fees paid to a related company
      (note 9) ..............................................        500,000         500,000         500,000
   Interest on long-term debt ...............................           --              --            85,990
   Interest on short-term debt ..............................        492,804         309,201          35,446
   Investment banking fees ..................................           --           164,252            --
   Utilities ................................................         47,806          23,522          48,924
   Foreign exchange (gain) loss .............................             (5)         (1,695)         10,477
   Land lease ...............................................         71,115          80,321          80,321
   Real estate management fees ..............................         21,625          36,784          13,056
   Salaries .................................................           --             4,527           4,358
   Traveling ................................................           --            17,717          40,841
   Other operating and administrative expenses ..............        135,112         191,399         177,964
                                                                ------------    ------------    ------------

Total expenses ..............................................      1,397,763       1,789,339       2,490,590
                                                                ------------    ------------    ------------

Loss from continuing operations .............................     (1,077,133)     (1,217,418)     (2,061,732)
                                                                ------------    ------------    ------------
(Continued)









See accompanying notes to the consolidated financial statements.








                                   POWERSOFT TECHNOLOGIES, INC.
                        (Formely known as Heng Fai China Industries, Inc.)
                               CONSOLIDATED STATEMENTS OF INCOME AND
                                   COMPREHENSIVE INCOME-continued
                                      (United States Dollars)


                                                                          Year ended December 31,
                                                                      1998            1997            1996
                                                                      ----            ----            ----

Discontinued operations (note 3)
   Loss from Cangzhou cement ................................   $       --      $   (157,117)   $    (62,487)
   Gain on disposal of Cangzhou cement ......................           --           148,775            --
   Loss from Wuhan ..........................................           --          (248,210)       (241,208)
   Gain on reversal of Wuhan acquisition ....................           --           307,442            --
   Share of loss for the investment in Duck Farm ............           --          (107,229)           --
   Loss on disposal of the investment in Duck Farm ..........           --          (194,095)           --
                                                                ------------    ------------    ------------

Loss from discontinued operations ...........................           --          (250,434)       (303,695)
                                                                ------------    ------------    ------------

Loss before income taxes ....................................     (1,077,133)     (1,467,852)     (2,365,427)
Provision for income taxes (note 12) ........................           --              --              --
                                                                ------------    ------------    ------------

Loss before minority interest ...............................     (1,077,133)     (1,467,852)     (2,365,427)

Minority interest from discontinued operations ..............           --            74,463          77,099
                                                                ------------    ------------    ------------

Net loss ....................................................     (1,077,133)     (1,393,389)     (2,288,328)
                                                                ------------    ------------    ------------

Other comprehensive income (loss), net of tax:
   Foreign exchange adjustments .............................         16,901          (5,452)           --
   Unrealized loss on available-for-sale securities .........     (1,048,813)     (2,228,442)        (34,884)
                                                                ------------    ------------    ------------

Other comprehensive loss ....................................     (1,031,912)     (2,233,894)        (34,884)
                                                                ------------    ------------    ------------

Comprehensive loss ..........................................   $ (2,109,045)   $ (3,627,283)   $ (2,323,212)
                                                                ============    ============    ============

Loss per share (basic and diluted):
   From continuing operations ...............................   $      (0.07)   $      (0.08)   $      (0.18)
   Effect of discontinued operations ........................           --             (0.01)          (0.02)
                                                                ------------    ------------    ------------

   Net loss per share .......................................   $      (0.07)   $      (0.09)   $      (0.20)
                                                                ============    ============    ============

Weighted average number of shares of
   common stock outstanding .................................     15,559,542      14,873,091      11,223,288
                                                                ============    ============    ============




See accompanying notes to the consolidated financial statements.

                                         POWERSOFT TECHNOLOGIES, INC.
                             (Formerly known as Heng Fai China Industries, Inc.)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                           (United States Dollars)
                                                                                      Accumulated other
                                                                                      comprehensive loss
                                                                                ----------------------------
                                                                                 Unrealized                    Common
                                Common stock                                       loss on                   stock issued
                            ----------------------    Additional                available for  Cumulative  for consulting
                             Number                     paid-in    Accumulated      sale        exchange   services to be
                            of shares      Amount       capital      deficit     securities   adjustments     received       Total
                            ---------      ------     ----------  -----------   ------------   -----------  -------------    -----
At December 31, 1995 ....   10,859,542 $   108,595  $ 2,812,546   $(2,222,586)   $  (43,941)   $   6,968     $ (703,567) $  (41,985)

Issued to effect
   a consulting
   agreement
   (note 11a) ...........      400,000       4,000      895,750          --            --           --         (899,750)       --
Amortization of
   consulting fees ......         --          --           --            --            --           --        1,368,567   1,368,567
Issued for
   acquisition of a
   subsidiary
   (note 11b) ...........      727,272       7,273      992,727          --            --           --             --     1,000,000
Net loss ................         --          --           --      (2,288,328)         --           --             --    (2,288,328)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-sale..         --          --           --            --         (34,884)        --             --       (34,884)
                            ---------  -----------  -----------   -----------   -----------  -----------    ----------- -----------
At December 31, 1996 ....   11,986,814     119,868    4,701,023    (4,510,914)      (78,825)       6,968       (234,750)      3,370

Private placements
   (note 11) ............    1,700,000      17,000    1,003,000          --            --           --             --     1,020,000
Private placements
   (note 11) ............    2,500,000      25,000      575,000          --            --           --             --       600,000
Issue to effect a
   consulting
   agreement (note 11e)..      100,000       1,000       99,000          --            --           --         (100,000)       --
Amortization of
   consulting fees ......         --          --           --            --            --           --          272,250     272,250
Redemption to reverse
   the purchase
   of a subsidiary
   (note 11f) ...........     (727,272)     (7,273)    (992,727)         --            --         (5,452)          --    (1,005,452)
Net loss ................         --          --           --      (1,393,389)         --           --             --    (1,393,389)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-sale..         --          --           --            --      (2,228,442)        --             --    (2,228,442)
                            ---------- -----------  -----------   -----------   -----------  -----------    ----------- -----------
At December 31, 1997 ....   15,559,542     155,595    5,385,296    (5,904,303)   (2,307,267)       1,516        (62,500) (2,731,663)

Amortization of
  consulting fees .......         --          --           --            --            --           --           62,500      62,500
Net loss ................         --          --           --      (1,077,133)         --           --             --    (1,077,133)
Other comprehensive income
 (loss):
   Unrealized loss
     on securities
     available-for-sale..         --          --           --            --      (1,048,813)        --             --    (1,048,813)
   Foreign exchange
     translation
     adjustment .........         --          --           --            --            --         16,901           --        16,901
                            ---------- -----------  -----------   -----------   -----------  -----------    ----------- -----------
At December 31, 1998 ....   15,559,542 $   155,595  $ 5,385,296   $(6,981,436)  $(3,356,080) $    18,417    $      --   $(4,778,208)
                            ========== ===========  ===========   ===========   ===========  ===========    =========== ===========

See accompanying notes to the consolidated financial statements.


                                    POWERSOFT TECHNOLOGIES, INC.
                        (Formerly known as Heng Fai China Industries, Inc.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (United States Dollars)


                                                                                Year ended December 31,
                                                                          1998           1997           1996
                                                                          ----           ----           ----
Cash flow from operating activities:

   Net loss ......................................................   $(1,077,133)   $(1,393,389)   $(2,288,328)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Minority interest .........................................          --          (74,463)       (77,099)
       Depreciation and amortization .............................        35,186        208,214        194,939
       Consulting fees ...........................................       562,500        772,250      1,868,567
       Allowance for doubtful accounts ...........................          --             --           70,258
       Available-for-sale securities written off .................        19,242           --             --
       Provision for stock obsolescence ..........................          --             --           52,322
       Gain on disposal of a subsidiary ..........................          --         (148,775)          --
       Gain on the reversal of the purchase
         of a subsidiary .........................................          --         (307,442)          --
       Loss on investment in Duck Farm ...........................          --          301,324           --
       Changes in working capital components:
         Accounts receivable .....................................       (22,309)    (3,033,177)    (1,021,123)
         Inventories .............................................          --        2,364,197     (1,935,180)
         Prepaid and other current assets ........................        29,193       (799,162)         4,851
         Amounts receivable from related parties .................         3,318     (1,653,988)      (124,800)
         Value added taxes recoverable ...........................          --         (177,674)      (611,790)
         Accounts payable ........................................        48,266        649,881        576,792
         Bills payable ...........................................          --         (481,928)       722,892
         Accrued expenses and other liabilities ..................       (74,665)       414,288        206,679
         Foreign exchange difference .............................        (6,664)          --             --
         Amounts payable to related parties ......................       456,460       (703,752)       487,258
         Prepaid rental ..........................................          --           28,916         28,683
                                                                     -----------    -----------    -----------

   Net cash used in operating activities .........................       (26,606)    (4,034,680)    (1,845,079)
                                                                     -----------    -----------    -----------
Cash flow from investing activities:

   Purchase of available-for-sale securities .....................          --       (6,098,426)      (264,688)
   Proceeds from sale of available-for-sale securities ...........          --        3,044,970         28,308
   Purchase of property, plant and equipment .....................          --          (91,414)      (158,987)
   Cash acquired on purchase of subsidiary (note 4) ..............          --             --           21,940
   Cash given up on the reversal of the purchase
     of a subsidiary .............................................          --         (142,973)          --
   Proceeds from disposal of a subsidiary ........................          --            8,657           --
                                                                     -----------    -----------    -----------

Net cash used in investing activities ............................          --       (3,279,186)      (373,427)
                                                                     -----------    -----------    -----------

(Continued)


See accompanying notes to the consolidated financial statements.






                                    POWERSOFT TECHNOLOGIES, INC.
                        (Formerly known as Heng Fai China Industries, Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS-continued
                                      (United States Dollars)


                                                                                Year ended December 31,
                                                                          1998           1997           1996
                                                                          ----           ----           ----
Cash flow from financing activities:

   Common stock issued for cash ..................................   $      --      $ 1,620,000    $      --
   Increase in margin loan payable ...............................        77,969      2,569,102        243,081
   Repayment of margin loan ......................................          --             --          (28,308)
   Increase in short-term borrowings .............................          --        3,056,287      1,092,930
   Repayment of mortgage loans ...................................       (21,287)       (20,446)       (18,770)
   Repayment in long-term payable ................................          --          (45,163)        (2,671)
   Advance from a minority shareholder ...........................          --             --        1,047,502
                                                                     -----------    -----------    -----------
Net cash provided by financing activities ........................        56,682      7,179,780      2,333,764
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents .............        30,076       (134,086)       115,258
Cash and cash equivalents at beginning of year ...................        36,173        170,259         55,001
                                                                     -----------    -----------    -----------

Cash and cash equivalents at end of the year .....................   $    66,249    $    36,173    $   170,259
                                                                     ===========    ===========    ===========

Cash paid during the year for:

   Interest ......................................................   $   458,171    $   301,972    $   184,078
                                                                     ===========    ===========    ===========

Non-cash financing activities:

   Advances from a related party for investment
     in Duck Farm (note 3) .......................................   $      --      $   301,324    $      --
                                                                     ===========    ===========    ===========

   Issuance of common stock for consulting services ..............   $      --      $   100,000    $ 1,368,567
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

1.   ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

     On March 23, 1998, the Company changed its name from Heng Fai China Industries, Inc. to Powersoft Technologies, Inc. (the Company).


     On December 31, 1998, the Company and its subsidiaries' principal activity is the operation of a rental property in North Vancouver, British Columbia in Canada. Changes in the property market in that location could have a material impact on the Company. See Note 13 for information on the geographic location of the Company's assets.

     At December 31, 1998, details of the subsidiary companies, all of which are wholly-owned, are as follows:

                                                                   Place of
                                                                Incorporation/
                                                                Establishment
                                                            ---------------------
                   Name of subsidiary                                                        Principal activities
     ----------------------------------------------         ---------------------     ---------------------------------

     Heng Fai China & Asia Industries Limited                     Hong Kong                   Investment holding
     Heng Fai China Industries Acquisition Limited                Hong Kong                        Inactive
     Heng Fai China Industries Limited                            Hong Kong                   Investment holding
     Greatly Hong Kong Limited                                    Hong Kong                   Investment holding
     Worldwide Container Company Limited                          Hong Kong               Investment holding trading
     Vancouver Hong Kong Properties Ltd.                            Canada                   Property investment
                                                                                                and management
     America & China Business Development Inc.                      Canada                         Inactive
     Heng Fai Management Inc.                                  British Virgin              Provision of management
                                                                   Islands                         Services

     The Company holds certain investments in marketable equity securities, which are carried at fair value. Future changes in the market value of these securities could materially affect the Company's financial position.


2.   GOING CONCERN

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

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

3.   GOING CONCERN-continued

     The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company.


     ACQUISITIONS, REVERSAL AND DISPOSAL

     During 1996 and 1995 the Company made two acquisitions both of which have either been reversed or disposed of in 1997. The acquisitions were accounted for as a purchase and their operating results were included in the consolidated statements of income from their respective dates of acquisition.

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

     As a result of the unsatisfactory performance of Wuhan in both 1996 and 1997, the Company effected an agreement on December 29, 1997 to reverse the acquisition by returning a 70% interest in Wuhan to redeem the 727,272 shares of restricted common stock previously issued for the acquisition. The 1997 results of Wuhan have been disclosed under discontinued operations and the comparatives have been restated accordingly. In 1998, the change in ownership in Wuhan had been approved by the relevant government authorities in PRC.

     Revenues from the discontinued operation in Wuhan were $2,934,871 and $1,082,317 in 1997 and 1996, respectively.

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

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)


3.   ACQUISITIONS, REVERSAL AND DISPOSAL-continued

     Heng Fai Asia, through its wholly-owned subsidiary, Cangzhou Min You Cement Co., Ltd. (the "Cangzhou Cement") formed in January 1995 exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the "Cangzhou Factory"). Cangzhou Cement was entitled to lease the production line for five years for a rental of RMB1.2 million ($144,288) payable through expenditures, which were made in 1995, to renovate and modernize the Cangzhou Factory.


     On December 10, 1997, the Company disposed of a 75% and a 6% interest in the Cangzhou Cement to the Chinese joint venture partner and an unaffiliated company for a consideration of $nil and $8,657, respectively. At December 31, 1997, the Company's interest in Cangzhou Cement has been reduced from 100% to 19% and full provision was made against the remaining cost of investment in the Cangzhou Cement. The change in ownership in Cangzhou Cement has been approved by the relevant government authorities in PRC.


     Revenues from the discontinued operation in Cangzhou Cement were $306,398 and $540,191 in 1997 and 1996, respectively.


     Heng Fai Asia's other options lapsed in 1995.


     In January 1997, the Company acquired from Fai H. Chan, an officer, director and stockholder of the Company, 100% of the issued ordinary share capital of Greatly Hong Kong Limited ("Greatly HK") in exchange for nominal consideration. Greatly HK had a 25% interest in Hebei Cherry Valley Duck Ltd. ("Duck Farm"), a cooperative joint venture established in the PRC which was engaged in the management and operation of a duck farm in PRC. The investment was wholly financed by an interest free, short-term advance of RMB2,500,000 from Fai H. Chan. Other than the investment in the Duck Farm and the advance from Fai H. Chan, Greatly HK had no other material assets and liabilities or operations at the time of acquisition.


     As a result of the unsatisfactory performance of the Duck Farm, Greatly HK effected an agreement in December 1997 to dispose of its 25% interest in the Duck Farm at a consideration of $nil. In 1998, the change in ownership in the Duck Farm was approved by the relevant government authorities in PRC.


     The share of 1997 results and the loss on disposal of the Duck Farm have been disclosed under discontinued operations.

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)


3.   ACQUISITIONS, REVERSAL AND DISPOSAL-continued

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

     Heng Fai Acquisition had entered into a conditional agreement (the "Agreement") with an unaffiliated party in PRC, (the "PRC Party") to establish a joint venture, in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and the registration of the joint venture was canceled during 1997.


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

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid net of cash acquired, common stock issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries in 1996:

          Fair value of non-cash assets acquired                $   5,083,943
          Cash acquired                                                21,940
          Common stock issued                                        (100,000)
                                                                  -----------

          Liabilities assumed                                   $   4,105,883
                                                                  ===========

     Investment securities - The Company has classified the marketable equity securities it holds as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     Property, plant and equipment - Properties, plant and equipment are stated at cost. Depreciation and amortization is based on the respective estimated useful lives as calculated on the following bases:

          Building in Canada               5% declining balance method

          Leasehold land                   Amortized over the term of the lease,
                                           which expires on May 31, 2032 using
                                           the straight line method.


          Furniture and equipment         10% to 20% straight line method

     Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is included in income.

     Foreign currency translation - Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenue and expenses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' (deficit) equity.

     Revenues recognition - Rental income is recognized on a straight-line basis over the periods of the leases. Investment income from the sale of securities is recognized on the transaction date when title of the securities has passed. Dividend income from investments is recognized when shareholders' rights to receive payment have been established.

     Income taxes - Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the currently enacted tax rates.

     Loss per common share - Basic earnings (loss) per common share has been calculated based upon the net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share would not be different than basic earnings (loss) per common share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

     Effects of recent accounting standards - In 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income", SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits".

     SFAS No. 130 requires that an enterprise reports, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company has presented its comprehensive income
     (loss) in the consolidated statements of income.

     SFAS No. 131, which superseded SFAS No. 14, "Financial Reporting for Segments of Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not require any changes to the Company's existing financial statement disclosures.

     SFAS No.132 amends the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No.132 had no significant impact on the Company's current financial statement disclosures.

     New accounting standards not yet adopted - The Financial Accounting Standards Board has issued a new standard SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." Management has not yet completed the analysis of the impact this would have on the financial statements of the Company.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

5.   AVAILABLE-FOR-SALE SECURITIES

     The cost and approximate market value of investment securities were as follows:

                                                        As of December 31,
     Corporate equity securities:                     1998            1997
                                                      ----            ----

     Cost                                      $   3,795,370    $  3,814,612
     Less:  Gross unrealized losses               (3,356,080)     (2,307,267)
                                                ------------      ----------

     Estimated fair value                      $     439,290    $  1,507,345
                                                ============      ==========

     Carrying value                            $     439,290    $  1,507,345
                                                ============      ==========

     All investment securities are pledged to secure the Company's margin loan payable (See note 8).

     Included in the above securities are 48,535,276 shares at December 31, 1998 (1997: 48,535,276 shares) representing 3.9% (1997: 3.9%) of the outstanding common stock of Heng Fung Holdings Company Limited, ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,814,612 and had a carrying value of $439,290 at December 31, 1998 and $1,507,345 at December 31, 1997.
     Fai H. Chan and Robert H. Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

     The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)

6.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                          As of December 31,
                                                          1998          1997
                                                          ----          ----

     Buildings                                        $  639,718    $  722,538
     Leasehold land                                      514,334       580,922
     Furniture and equipment                              11,347        11,347
                                                      ----------    ----------

     Total                                             1,165,399     1,314,807
     Less: Accumulated depreciation and amortization    (503,594)     (528,887)
                                                      ----------    ----------

                                                      $  661,805    $  785,920
                                                      ==========    ==========

7.   DEFERRED EXPENDITURE

     (a) In June 1995, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it received various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company: (a) in June 1995, issued to the consultant an aggregate of 260,000 shares of common stock and (b) was obligated to issue to the consultant 20,000 shares of common stock each month during the term of the agreement.

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

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)


7.   DEFERRED EXPENDITURE-continued

     (b) In September 1996, the Company entered into a consulting agreement with another previously unaffiliated party pursuant to which it received various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company issued an aggregate of 300,000 shares of common stock to the consultant in September 1996. The value attributable to the 300,000 shares of common stock issued was $319,500, which had been capitalized and was amortized over the 12 months term of the consulting agreement.

          The unamortized portion of the amount recorded for the 300,000 shares of common stock initially issued brought forward from 1996 of $234,750 was fully amortized in 1997 and recognized as consulting fees.

     (c) In August 1997, the Company entered into a consulting agreement with a previously unaffiliated party pursuant to which it received various investor relations and financial advisory services. The consulting agreement had a term of 12 months, subject to earlier termination thereof or renewal for subsequent periods. Pursuant to the terms of the agreement, the Company was obligated to issue 100,000 shares of common stock to the consultant.

          During 1997, 100,000 shares of common stock were issued to the consultant pursuant to the terms of the agreement above. The value attributable to the 100,000 shares of common stock issued was $100,000, which has been capitalized and was being amortized over the 12-month term of the consulting agreement. The unamortized portion of the amount recorded for the 100,000 shares of common stock issued is presented as a reduction of shareholders' equity.

          During 1998, the unamortized portion of the amount recorded for the 62,500 shares of common stock issued brought forward from 1997 was fully amortized and recognized as consulting fees.

8.   MARGIN LOAN PAYABLE

     The margin loan payable is collateralized by the Company's investment securities with a carrying value of $439,290 (1997: $1,507,345). The loan is payable on demand and bears interest at Hong Kong best lending rate (12.5% at December 31, 1998) plus 3.5% per annum.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

9.   RELATED PARTY TRANSACTIONS

     At the balance sheet date the Company had the following balances with related parties, which are interest-free, payable on demand and unsecured unless otherwise stated:

                                                          As of December 31,
                                                          1998         1997
                                                          ----         ----

          Amounts receivable from:
             Parties related to certain directors    $    15,632  $    18,950
                                                        ========   ==========
          Amounts payable to:
             Certain directors                       $   901,097  $   620,067
             Parties related to certain directors        960,119      284,689
                                                       ---------   ----------

                                                     $ 1,861,216  $   904,756
                                                       =========   ==========

     In addition at December 31, 1998 and 1997, the second mortgage of $77,579 and related interest payable of $25,368 and $38,623, respectively, are payable to the Silverstein Foundation, Inc., a Panama company, in which Mr. Fai H. Chan's children have beneficial ownership interests. The related interest expense was $8,269 in 1998, $7,774 in 1997 and $8,947 in 1996.

     On November 1, 1996, the Company entered into a 10 year consulting and managerial agreement with Tight Hold Investment Limited ("Tight Hold"), a company in which Fai H. Chan has a beneficial ownership interest. According to the consulting and managerial agreement, Tight Hold shall provide consulting and managerial services to the Company in return for an annual consulting fee of $500,000. Consulting fees paid to Tight Hold during years ended December 31, 1998, 1997 an 1996 were $500,000, $500,000 and $500,000, respectively.

     On February 1, 1997, the Company issued an aggregate of 1,700,000 shares of common stock at $0.60 per share to Fai H. Chan (1,300,000 shares), Ronald
     M. Lau (100,000 shares), Robert H. Trapp (100,000 shares) and Keow Y. Chan (200,000 shares) pursuant to private placements for aggregate proceeds of $1,020,000. Except for Keow Y. Chan who is Fai H. Chan's wife, all of the above parties were directors of the Company at that time. (See note 11
     (c)).

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)

9.   RELATED PARTY TRANSACTIONS-continued

     On June 25, 1997, the Company issued 2,500,000 shares of common stock at $0.24 per share to Fai H. Chan pursuant to a private placement for proceeds of $600,000. (See note 11 (d)).

     The Company maintains deposits in accounts at American Pacific Bank and Fai
     H. Chan is an officer and a director of such bank.


10.  MORTGAGE LOANS PAYABLE

                                                             As of December 31,
                                                              1998       1997
                                                              ----       ----
       First mortgage, principal due monthly through
          June 15, 2003 with fixed interest at 6.70%      $  741,857  $ 865,594

       Second mortgage, principal payable on demand
          with interest at Canadian prime (6.00% as at
          December 31, 1998) plus 4%                          77,579     87,623
                                                            --------   --------
                                                             819,436    953,217
       Less:  current portion                               (109,159)  (115,251)
                                                            --------   --------

                                                          $  710,277  $ 837,966
                                                            ========   ========

     The mortgage loans are denominated in Canadian dollars. The maturities of the mortgage loans as of December 31, 1999 are as follows:

          1999                           $     109,159
          2000                                  33,596
          2001                                  36,019
          2002                                  38,474
          2003                                 602,188
                                             ---------
                                         $     819,436
                                             =========

     The Company has pledged  property with a net book value of $652,560  (1997:
     $775,834) at December 31, 1998 to secure the mortgage loans.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)


11.  CAPITAL STOCK

     During the three years ended December 31, 1998 there were several changes of the Company's capital as set forth below:

     In 1996,
     a) the Company issued 100,000 and 300,000 shares of common stock at $5.81 and $1.0625, respectively, pursuant to consulting agreements (See notes 7 (a) and (b)).
     b) the Company issued 727,272 shares of common stock at $1.375 to acquire a 70% interest in a subsidiary (See note 3).

     In 1997,
     c) the Company issued 1,700,000 shares of common stock to related parties at $0.60 per share pursuant to private placements for proceeds of $1,020,000. (See note 9)
     d) the Company issued 2,500,000 shares of common stock to Fai H. Chan at $0.24 per share pursuant to a private placement for proceeds of $600,000. (See note 9)
     e) the Company issued 100,000 shares of common stock at $1.00 per share pursuant to a consulting agreement (see note 7(c)).
     f) the Company redeemed 727,272 shares of common stock at $1.375 to reverse the purchase of a 70% interest in a subsidiary (See note 3).

     There were no transactions in the Company's capital during 1998.

     As of December 31, 1998, there were also outstanding warrants to purchase an aggregate of 296,443 shares of common stock, at an exercise price of $3.20 per share through September 2, 1999. No warrants were issued or exercised during 1998.

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)


12.  INCOME TAXES

     No provision for income taxes has been made as the Company and its subsidiaries had losses for all years presented.

     At December 31, 1998 certain of its subsidiaries had operating tax loss carry forwards for income tax purposes, which may be applied to reduce future taxable income of the same company. At December 31, 1998 there were tax loss carryforwards in Hong Kong Special Administrative Region ("Hong Kong") of approximately $455,000 with no expiration date.

     The Company has established a valuation allowance for the entire amount of these losses. There were no other material temporary differences.

     The Company has not filed corporate income tax returns in the United States for the periods ended June 30, 1996, June 30, 1997, June 30, 1998 and December 31, 1998. The returns are in the process of being completed and will be filed as soon as possible. The Company does not anticipate significant penalties, taxes or interest.


                          POWERSOFT TECHNOLOGIES, INC.

               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

13.  SEGMENT INFORMATION

                                                                             Rental               Investment
For the year ended December 31, 1998                                         Income                 income              Consolidated
- ------------------------------------                                         ------               ----------            ------------

Revenues ....................................................            $   307,327            $    13,303             $   320,630
                                                                         -----------            -----------             -----------

Income (loss) from operations ...............................                 80,714                (25,154)                 55,560
General corporate expenses ..................................                                                              (639,889)
Interest Expense ............................................                                                              (492,804)
                                                                                                                        -----------

Loss from continuing operations .............................                                                            (1,077,133)
                                                                                                                        -----------

Discontinued operations:
   Cement ...................................................                                                                  --
   Containers ...............................................
   Investment in Duck Farm ..................................                                                                  --

Loss from discontinued operations ...........................                                                                  --
                                                                                                                        -----------

Loss before income taxes ....................................                                                           $(1,077,133)
                                                                                                                        ===========

Identifiable assets:
   Continuing operations ....................................            $   703,003            $   474,435             $ 1,177,438

   Discontinued operations:
      Cement ................................................                                                                  --
      Containers ............................................                                                                  --
      Investment in Duck Farm ...............................                                                                  --
                                                                                                                        -----------

                                                                                                                          1,177,438
   Corporate assets .........................................                                                                38,328
                                                                                                                        -----------

                                                                                                                        $ 1,215,766
                                                                                                                        ===========
Supplemental information
   Depreciation .............................................            $    34,346            $       840             $    35,186
                                                                         ===========            ===========             ===========

   Capital expenditures .....................................            $      --              $      --               $      --
                                                                         ===========            ===========             ===========





                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

13.  SEGMENT INFORMATION - continued


                                                                             Rental               Investment
For the year ended December 31, 1997                                         Income                 income              Consolidated
- ------------------------------------                                         ------               ----------            ------------

Revenues ....................................................            $   346,528            $   225,393             $   571,921
                                                                         -----------            -----------             -----------

Income (loss) from operations ...............................                116,404                138,794                 255,198
General corporate expenses ..................................                                                            (1,163,415)
Interest Expense ............................................                                                              (309,201)
                                                                                                                        -----------

Loss from continuing operations .............................                                                            (1,217,418)
                                                                                                                        -----------

Discontinued operations:
   Cement ...................................................                                                                (8,342)
   Containers ...............................................                                                                59,232
   Investment in Duck Farm ..................................                                                              (301,324
                                                                                                                        -----------
Loss from discontinued operations ...........................                                                              (250,434)
                                                                                                                        -----------

Loss before income taxes ....................................                                                            (1,467,852)
                                                                                                                        ===========

Identifiable assets:
   Continuing operations ....................................            $   803,754            $ 1,531,620             $ 2,335,374

   Discontinued operations:
      Cement ................................................                                                                  --
      Containers ............................................                                                                  --
      Investment in Duck Farm ...............................                                                                  --
                                                                                                                        -----------

                                                                                                                          2,335,374
   Corporate assets .........................................                                                                52,688
                                                                                                                        -----------

                                                                                                                        $ 2,388,062
                                                                                                                        ===========
Supplemental information
   Depreciation .............................................            $    40,320            $       841             $    41,161
                                                                         ===========            ===========             ===========

   Capital expenditures .....................................            $      --              $      --               $      --
                                                                         ===========            ===========             ===========





                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

13.  SEGMENT INFORMATION - continued
                                                                             Rental               Investment
For the year ended December 31, 1996                                         Income                 income              Consolidated
- ------------------------------------                                         ------               ----------            ------------

Revenues ....................................................            $   336,644            $   92,2143             $   428,858
                                                                         -----------            -----------             -----------

Income (loss) from operations ...............................                 85,883                (59,955)                 25,928
General corporate expenses ..................................                                                            (1,966,224)
Interest Expense ............................................                                                              (121,436)
                                                                                                                        -----------

Loss from continuing operations .............................                                                            (2,061,732)
                                                                                                                        -----------

Discontinued operations:
   Cement ...................................................                                                               (62,487)
   Containers ...............................................                                                              (241,208
   Investment in Duck Farm ..................................                                                                  --
                                                                                                                        -----------

Loss from discontinued operations ...........................                                                              (303,695)
                                                                                                                        -----------

Loss before income taxes ....................................                                                           $(2,365,427)
                                                                                                                        ===========

Identifiable assets:
   Continuing operations ....................................            $   787,920            $   710,307             $ 1,498,227

   Discontinued operations:
      Cement ................................................                                                               395,955
      Containers ............................................                                                             8,560,939
      Investment in Duck Farm ...............................                                                                  --
                                                                                                                        -----------

                                                                                                                         10,455,121
   Corporate assets .........................................                                                               170,259
                                                                                                                        -----------
                                                                                                                      $  10,625,380
                                                                                                                        ===========
Supplemental information
   Depreciation .............................................            $    41,395            $       420             $    41,815
                                                                         ===========            ===========             ===========

   Capital expenditures .....................................            $      --              $     3,363             $     3,363
                                                                         ===========            ===========             ===========

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)

13.  SEGMENT INFORMATION - continued

     The  following  is  a  summary  of  information   regarding  the  Company's
     continuing operations by geographical area for each of the three years ended December 31, 1998:

                                                                   1998                     1997                     1996
                                                                   ----                     ----                     ----
     Revenue:
         North America ..........................            $    312,119             $    360,030             $    342,112
         Hong Kong ..............................                   8,511                  211,891                   86,746
                                                            ------------             ------------             ------------

                                                             $    320,630             $    571,921             $    428,858
                                                             ============             ============             ============

     Operating income (loss):
         North America ..........................            $     80,714             $    116,404             $     91,351
         Hong Kong ..............................                (517,958)                (170,407)                (186,859)
         General corporate expenses .............                (639,889)              (1,163,415)              (1,966,224)
                                                             ------------             ------------             ------------

                                                             $ (1,077,733)            $ (1,217,418)            $ (2,061,732)
                                                             ============             ============             ============

     Identifiable assets:
         North America ..........................           $    703,003             $    803,754             $    787,920
         PRC ....................................                    --                       --                  8,956,894
         Hong Kong ..............................                 474,435                1,531,620                  710,307
         Corporate assets .......................                  38,328                   52,688                  170,259
                                                             ------------             ------------             ------------

                                                             $  1,215,766             $  2,388,062             $ 10,625,380
                                                             ============             ============             ============

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS-continued

     The carrying amounts of cash and cash equivalents, short-term borrowings, current portion of mortgage loans payable and margin loan payable, are a reasonable estimate of their fair value due to the short maturity of the instruments. The fair value for the available-for-sale securities is based primarily on quoted market prices and such securities are carried at fair value.

15.  COMMITMENTS AND CONTINGENCIES

     The Company had no capital commitments as of December 31, 1998.

     The Company leases land in North Vancouver, British Columbia on which the Company's rental property is located. The annual rent of CDN$110,000 ($71,115) is fixed until May 31, 2010. The Company has the option to extend the lease to May 31, 2032 at a rent to be negotiated.

     Total rental expense charged to operations was $85,365 in 1998, $125,201 in 1997 and $131,813 in 1996.

     At  December  31,  1998,  the  minimum  future  rental   commitments  under
     non-cancelable leases payable over the remaining lives of the leases are:

               1999                        $   71,115
               2000                            71,115
               2001                            71,115
               2002                            71,115
               2003                            71,115
               2004 through 2010              456,321
                                            ---------

                                           $  811,896
                                            =========

                          POWERSOFT TECHNOLOGIES, INC.
              (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                            (United States Dollars)

16.  SUBSEQUENT EVENTS

     (a) On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company
          agreed  to  sell  all  of  its   interests  in  the  majority  of  its
          subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. The agreement is subject to shareholder approval. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable.

     (b) On February 5, 1999, 13,700,000 shares of common stock of the Company were issued to SAR in exchange for forgiveness of debt of $685,000.

     At December 31, 1998, the unaudited pro forma effect of the above events as if they had occurred on that date and assuming all notes are converted into common stock is summarized as follows:

                                                       December 31,                                 December 31,
                                                           1998               Pro forma                1998
                                                         (actual)            adjustments            (pro forma)
                                                       ------------          -----------            -----------

Total assets .............................          $    1,215,766          $   185,690 (2)        $    36,178
                                                                             (1,365,278)(3)
                                                       ===========           ===========           ===========

Total current liabilities ................          $    5,283,697          $  (685,000)(1)        $   109,916

                                                                             (4,488,781)(2)
Mortgage loans payable ...................                 710,277             (710,277)(2)               --
Notes payable ............................                    --              3,838,000 (2)          2,472,722
                                                                             (1,365,278)(3)
                                                       -----------           -----------           -----------
Total liabilities ........................               5,993,974                                   2,582,638
                                                       -----------                                 -----------
Shareholders' deficit ....................          $   (4,778,208)             685,000 (1)        $(2,546,460)
                                                                              1,546,748 (2)
                                                       ===========           ===========           ===========

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)


16.  SUBSEQUENT EVENTS - continued


          (1) To reflect the effect of the issuance of 13,700,000 shares of common stock of the Company in exchange for forgiveness of debt of $685,000.

          (2) To reflect the effect of the sale of all the interests in majority of its subsidiaries by way of the assumption of the liabilities and the effect of the issuance of the note payable and the conversion of the $1,000,000 note into 20,000,000 common shares of the Company.

          (3) To reflect the effect of setting off the amounts due from related parties with the $3,838,000 note payable. The amounts due from related parties arise from the de-consolidation of the subsidiaries sold and represented intercompany receivables.

     (c) On February 12, 1999, the Company entered into a Technology License and Services Agreement (the "Agreement") with Cyber Construction Company, Inc. ("Cyber"). Cyber has developed and continues to develop certain software applications, methods, operating procedures, Internet infrastructure design and Internet site template development
          (collectively the "Technology"). The Agreement grants a nontransferable license to the Company to use and execute this Technology developed by Cyber, along with related services, for the Company's customers. The Company agrees to grant and transfer to Cyber, as a consideration of the license and related services, its preferred stock with a face value of $10 million, as part of an issuance of up to $50 million of its preferred shares. The Company has agreed that upon the sooner of (i) the licensing or acquisition of technologies utilizing the $50 million proceeds from the sale of preferred shares; or (ii) February 13, 2001. The transaction contemplated by the agreement has not yet been consummated and consequently, has not yet been recorded.

                                  EXHIBIT INDEX


Exhibit No.              Description
- ----------               -----------
3.1(a)         Certificate  of   Incorporation   of   registrant,   as  amended,
               incorporated by reference from Form 10-K for the year ended December 31, 1996.

3.1(b) Agreement and Plan of Merger, as amended, incorporated by Reference from the Company's Annual Report on Form 10-K for the Year ended December 31, 1996.

3.2 Bylaws of registrant, as amended, incorporated by reference from the Company's Annual Report on Form 10K for the year ended December 31, 1996..

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

10.4 Agreement between the Company and SAR Trading Limited, dated January 18, 1999.

10.5 Agreement between the Company and Cyber Construction Co., dated February 12, 1999.

10.6 Assignment Agreement between the Company, SAR Trading Limited and Mr. Fai H. Chan, dated June 18, 1999.

10.7 Agreement to Cancel Management Contract between the Company and Heng Fung Management, Inc., dated June 18, 1999.

10.8 Amendment to Asset Sale Agreement between the Company and SAR Trading Limited, dated June 18, 1999.

21             Subsidiaries of the registrant.

27             Financial Data Schedule.