Form 10-Q
period 1999-03-31
POWERSOFT TECHNOLOGIES INC
filed 1999-08-09
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .
                               -----------    -----------

Commission File Number 0-7619

                          POWERSOFT TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                               93-0636333
      ------------------------------                 ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      corporation or organization)                   Identification No.


 650 West Georgia Street, Suite 1088, Vancouver, British Columbia Canada V6B 4N8
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code:  (604) 685-8318

                         Heng Fai China Industries, Inc.
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

As of August 4, 1999, 29,259,542 shares of common stock, $.01 par value, were issued and outstanding.

                          POWERSOFT TECHNOLOGIES, INC.
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
         (Unaudited) and December 31, 1998.................................... 3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited)..................... 5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited)..................... 6

         Notes to the Condensed Consolidated Financial Statements
8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13

Item 2.  Changes in Securities............................................... 13

Item 3.  Defaults Upon Senior Securities..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

Signatures................................................................... 14

                          POWERSOFT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (United States Dollars)

                                                                      As of March 31,  As of December 31,
ASSETS                                                                    1999               1998
------                                                                --------------   ------------------
                                                                       (Unaudited)
Current assets:

   Cash and cash equivalents .......................................   $   30,206      $   66,249

   Available-for-sale securities (Note 3) ..........................      458,117         439,290

   Accounts receivable, trade, less allowance for doubtful
     accounts of $-0- ..............................................       30,726          29,830

   Prepaid and other current assets ................................       23,180           2,960

   Amounts receivable from related parties .........................       19,905          15,632
                                                                       ----------      ----------

Total current assets ...............................................      562,134         553,961

PROPERTY, PLANT AND EQUIPMENT, NET .................................      669,354         661,805
                                                                       ----------      ----------

                                                                       $1,231,488      $1,215,766
                                                                       ==========      ==========














See the accompanying notes to the unaudited condensed consolidated financial statements.





                               POWERSOFT TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                  (United States Dollars)

LIABILITIES AND SHAREHOLDERS' DEFICIT                                 As of March 31,  As of December 31,
                                                                           1999             1998
                                                                      --------------   ------------------
                                                                       (Unaudited)
Current liabilities:
   Current portion of mortgage loans payable .......................   $   112,285     $   109,159
   Accounts payable ................................................        97,445          96,967
   Margin loan payable (Note 3) ....................................     3,169,075       3,136,264
   Accrued expenses and other liabilities ..........................        38,928          80,091
   Amounts payable to related parties ..............................     1,406,919       1,861,216
                                                                       -----------     -----------

Total current liabilities ..........................................     4,824,652       5,283,697
                                                                       -----------     -----------

Long-term liabilities:
   Mortgage loans payable (Note 4) .................................       719,616         710,277
                                                                       -----------     -----------

     Total liabilities .............................................     5,544,268       5,993,974
                                                                       -----------     -----------

Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ..........................................          --              --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1999 (29,259,542 shares)
       and 1998 (15,559,542 shares) ................................       292,595         155,595
   Additional paid-in capital ......................................     5,933,296       5,385,296
   Unrealized loss on available-for-sale securities (Note 3) .......    (3,337,253)     (3,356,080)
   Cumulative exchange adjustments .................................         2,932          18,417
   Accumulated deficit .............................................    (7,204,350)     (6,918,936)
                                                                       -----------     -----------

                                                                        (4,312,780)     (4,715,708)
   Common stock issued for consulting services to be received ......          --            62,500
                                                                       -----------     -----------

Total shareholders' (deficit) equity ...............................    (4,312,780)      4,778,208
                                                                       -----------     -----------

Total liabilities and shareholders' (deficit) equity ...............   $ 1,231,488     $ 1,215,766
                                                                       ===========     ===========














See the accompanying notes to the unaudited condensed consolidated financial statements.

                               POWERSOFT TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF
                                  OPERATIONS (UNAUDITED)
                                  (United States Dollars)

                                                                    Three months ended March 31,
                                                                       1999            1998
                                                                       ----            -----
Revenues:
   Rental income ............................................   $     84,166          87,555
   Investment income ........................................            563           2,610
   Other income .............................................          1,580            --
                                                                ------------    ------------

Total revenues ..............................................         83,309          90,165
                                                                ------------    ------------

Expenses:
   Depreciation .............................................          8,797          10,209
   Legal and professional fees ..............................         17,544           1,168
   Consulting fees ..........................................           --            62,500
   Consulting fees paid to a related company ................        125,000         125,000
   Interest expense .........................................        111,939          88,881
   Foreign exchange (gain) loss .............................        (18,827)           --
   Land lease ...............................................         18,224          19,208
   Rental real estate management fees .......................          5,169           5,204
   Utilities ................................................          9,233            --
   Other operating and administrative fees ..................         32,144          45,303
                                                                ------------    ------------

     Total expenses .........................................        328,050         357,473
                                                                ------------    ------------

Net loss ....................................................   $   (222,914)       (267,308)
                                                                ============    ============


Earnings (loss) per share (basic and diluted): ..............   $    (0.009)    $     (0.017)
                                                                ============    ============

Weighted average number of shares of common stock outstanding     23,779,542      15,559,542
                                                                ============    ============





See the accompanying notes to the unaudited condensed consolidated financial statements.



                               POWERSOFT TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF
                                  CASH FLOWS (UNAUDITED)
                                  (United States Dollars)

                                                         Three months ended March 31,
                                                                1999           1998
                                                                ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..............................................   $  (222,914)    $(267,308)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ......................         8,797        10,209
   Consulting fee paid in common stock ................          --          62,500
Changes in working capital components:
   Accounts receivable ................................          (896)      (21,331)
   Prepaid and other current assets ...................       (20,220)        8,709
   Amounts receivable from related parties ............        (4,273)     (366,950)
   Accounts payable and accrued expenses ..............       (40,685)      (35,709)
   Bills payable ......................................           --        (80,723)
   Accrued interest ...................................           --         (6,100)
   Security deposits payable ..........................           --            929
   Amounts due to related parties .....................       230,703       558,148
   Exchange difference ................................       (15,485)         (443)
                                                          -------------   ---------

     Net cash used in operating activities ............       (64,973)      (57,346)
                                                          -------------   ---------

















See the accompanying notes to the unaudited condensed consolidated financial statements.


                          POWERSOFT TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                       CASH FLOWS (UNAUDITED) - continued
                             (United States Dollars)

                                                                 Three months ended March 31,
                                                                      1999        1998
                                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of available-for-sale securities ...................   $  --    $   --
   Proceeds from available-for-sale securities .................      --        --
   Purchases of property, plant and equipment ..................    (16,346)    --
                                                                   --------   --------

   Net cash used in investing activities .......................    (16,346)    --
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES


   Increase in margin loan payable .............................     32,811   63,474
   Mortgage loan repaid ........................................     12,465   (5,235)
                                                                   --------   --------

   Net cash provided by (used in) financing activities .........     45,276   58,239
                                                                   --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................    (36,043)     893

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ......................................................     66,249   36,173
                                                                   --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $ 30,206 $ 37,066
                                                                   ========   ========
















See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

The results of operations for the three-month periods ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The condensed statements of operations for the three-month period ended March 31, 1998, have been reclassified to conform to the 1999 presentation.

NOTE 2.  CONTINUING OPERATIONS

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

The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 (UNAUDITED), CONTINUED

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                   March 31,        December 31,
                                                     1999               1998
                                                  ----------        -----------
Corporate equity securities (a):
   Cost ..................................       $ 3,795,370        $ 3,795,370
   Less gross unrealized losses ..........        (3,337,253)        (3,356,080)
                                                 -----------        -----------

   Estimated fair value ..................       $   458,117        $   439,290
                                                 ===========        ===========

   Carrying value ........................       $   458,117        $   439,290
                                                 ===========        ===========

Margin loan payable (b) ..................       $ 3,169,075        $ 3,136,264
                                                 ===========        ===========

         (a) Included in the above securities are 48,535,276 shares at March 31, 1999, and December 31, 1998, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,811,208. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

                  The investment securities held by the Company are not subject to any contractual or statutory resale restrictions and any portion of these securities can be reasonably expected to qualify for sale within one year.

         (b) All investments are pledged to secure the Company's margin loan payable. The loan is payable on demand and bears interest at Hong Kong best lending plus 3.5% per annum.

NOTE 4.  SALE OF ASSETS

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $2,472,272, which is the $3,838,000 difference, net of related party accounts receivable of $1,365,278. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company at a conversion price of $0.05 per share. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price of the Company's common stock at the option of the Company by giving seven trading days notice in writing to SAR. The agreement is subject to shareholder approval. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

NOTE 5.  FORGIVENESS OF DEBT

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

The Company owns an Apartment Building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In 1995 and 1996, the Company, through various subsidiaries, acquired certain interests in PRC, including:

     (i) Min You, which has an option to lease a production line in Cangzhou Factory for cement manufacturing;
     (ii) a 70% interest in Wuhan, a PRC container manufacturer;
     (iii)an interest in the Duck Farm pursuant to which the Company operated a duck farm in PRC; and (iv) an option to form Heng Li in order to develop a commercial building in Zhangjiagang Free Trade Zone, PRC.

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

As of March 31, 1999, the Company retained a 19% interest in Min You, but full provisions have been made against the remaining cost of investment in Min You, and 100% of the outstanding capital stock of Vancouver Hong Kong.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $2,472,272, which is the $3,838,000 difference, net of related party accounts receivable of $1,365,278. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company at a conversion price of $0.05 per share. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price of the Company's common stock at the option of the Company by giving seven trading days notice in writing to SAR. The agreement is subject to shareholder approval. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued to SAR in exchange for forgiveness of debt of $685,000.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

Investment income decreased from $2,610 in 1998 to $563 in 1999. The Company has not engaged in investment activity during the quarter ended March 31, 1999. This is because of the uncertainty related to the international securities markets. Investment income in 1998 consists of interest income.

Consulting expense decreased from an aggregate of $187,500 in 1998 to $125,000 in 1999. This is due to the Company's reduced use of consulting services. Interest expense increased from $88,881 for the three months ended March 31, 1998 to $111,939 for the same period in 1999. This is due to the increase in margin loans payable. The outstanding balance of margin loans payable amounted to $3,169,075 and $3,121,769 at March 31, 1999, and March 31, 1998,
respectively. Other expenses decreased from $45,303 in 1998 to $32,144 in 1999. The decrease is due to reduced professional fees and financial, travel and miscellaneous expenses.

The Company's net loss from continuing operations for the period ended March 31, 1999 was $222,914, a change of $44,394 compared to a net loss of $267,308 for the corresponding period in 1998. The net decrease in the net loss was the net result of (i) a reduction in investment income; (ii) reduced expenses for overhead and consultants; (iii) an decrease in professional fees included in other operating and administrative expenses; and (iv) increased interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The net cash used by operating activities for the year ended March 31, 1999 amounted to $64,973. The Company meets its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the three months period ended March 31, 1999, the Company did not make additional cash investments in securities or facilities.

The net cash provided by financing activities amounted to $56,682 for the year ended December 31, 1998. This is due primarily to the increase in the margin loan payable.

The net cash used in operating activities for three months period ended March 31, 1998 amounted to $57,346. This was primarily due to the operating losses experienced, increases in receivable from the container segment and the payment of amounts that were payable to related parties. The Company met its capital requirements from the proceeds of bank borrowings and the issuance of common shares.

As discussed in Note 2 of the notes to the condensed consolidated financial statements, the Company's operating losses and deficiency in net tangible assets raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On April 13, 999, Cangzhou, Min You Cement Co., Ltd. ("Min You") received a notice of application by Cangzhou Factory for arbitration from the Arbitration Committee in Cangzhou in which Cangzhou Factory is now seeking compensation from Min You and Heng Fai Light Products in the amount of RMB 2,620,000.

ITEM 2.  CHANGES IN SECURITIES

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued to SAR Trading Limited ("SAR") in exchange for forgiveness of debt of $685,000. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser, SAR, had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27:       Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 5, 1999                       POWERSOFT TECHNOLOGIES, INC.,
                                            A Delaware Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Secretary and Treasurer