Form 10-Q
period 1999-06-30
POWERSOFT TECHNOLOGIES INC
filed 1999-08-24
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                          POWERSOFT TECHNOLOGIES, INC.
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999
         (Unaudited) and December 31, 1998.................................... 3

         Condensed Consolidated Statements of Operations for the six
         months ended June 30, 1999 and 1998 (Unaudited).....................  5

         Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 (Unaudited).....................  6

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and 1998 (Unaudited).....................  7

         Notes to the Condensed Consolidated Financial Statements............  9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 14

Item 2.  Changes in Securities............................................... 14

Item 3.  Defaults Upon Senior Securities..................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders................. 14

Item 5.  Other Information................................................... 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

Signatures................................................................... 15

                          POWERSOFT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (United States Dollars)

                                                                      As of June 30,   As of December 31,
ASSETS                                                                    1999               1998
------                                                                --------------   ------------------
                                                                       (Unaudited)
Current assets:

   Cash and cash equivalents .......................................   $   35,263    $    66,249

   Available-for-sale securities (Note 3) ..........................      782,030        439,290

   Accounts receivable, trade, less allowance for doubtful
     accounts of $-0- ..............................................       31,853         29,830

   Prepaid and other current assets ................................       23,222          2,960

   Amounts receivable from related parties .........................       20,334         15,632
                                                                       ----------      ---------

Total current assets ...............................................      892,702        553,961

PROPERTY, PLANT AND EQUIPMENT, NET .................................      675,508        661,805
                                                                        ---------      ---------

                                                                        1,568,210    $ 1,215,766
                                                                       ==========      ==========














See the accompanying notes to the unaudited condensed consolidated financial statements.





                               POWERSOFT TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                  (United States Dollars)

LIABILITIES AND SHAREHOLDERS' DEFICIT                                 As of June 30,   As of December 31,
                                                                           1999             1998
                                                                      --------------   ------------------
                                                                       (Unaudited)
Current liabilities:
   Current portion of mortgage loans payable .......................   $  115,303      $   109,159
   Accounts payable ................................................       97,881           96,967
   Margin loan payable (Note 3) ....................................    3,099,607        3,136,264
   Accrued expenses and other liabilities ..........................       13,976           80,091
   Amounts payable to related parties ..............................    1,343,675        1,861,216
                                                                       ----------      -----------

Total current liabilities ..........................................    4,670,442        5,283,697
                                                                       ----------      -----------

Long-term liabilities:
   Mortgage loans payable (Note 4) .................................      727,096          710,277
                                                                       ----------      -----------

     Total liabilities .............................................    5,397,538        5,993,974
                                                                       ----------      -----------

Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ..........................................         --             --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1999 (29,259,542 shares)
       and 1998 (15,559,542 shares) ................................      292,595          155,595
   Additional paid-in capital ......................................    5,933,296        5,385,296
   Unrealized loss on available-for-sale securities (Note 3) .......   (3,013,340)      (3,356,080)
   Cumulative exchange adjustments .................................       19,384           18,417
   Accumulated deficit .............................................   (7,061,263)      (6,918,936)
                                                                       ----------      -----------

                                                                       (3,829,328)      (4,715,708)
   Common stock issued for consulting services to be received ......         --             62,500
                                                                       ----------      -----------
Total shareholders' (deficit) equity ...............................   (3,829,328)       4,778,208
                                                                       -               -----------

Total liabilities and shareholders' (deficit) equity ...............   $1,568,210      $ 1,215,766
                                                                       ==========      ===========










See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             OPERATIONS (UNAUDITED)
                             (United States Dollars)

                                                                                                      Six months ended June 30,
                                                                                                    1999                     1998
                                                                                                    ----                     ----
Revenues:
   Rental income ...................................................................           $    165,365            $    172,751
   Investment income ...............................................................                    679                   2,879
   Other income ....................................................................                  3,641                    --
                                                                                               ------------            ------------

Total revenues .....................................................................                169,685                 175,630
                                                                                               ------------            ------------

Expenses:
   Depreciation ....................................................................                 17,594                  21,294
   Legal and professional fees .....................................................                 18,685                   4,317
   Consulting fees .................................................................                   --                    62,500
   Consulting fees paid to a related company .......................................                250,000                 250,000
   Interest expense ................................................................                189,662                 214,505
   Unrealized gain on available-for-sale securities ................................               (342,740)                   --
   Land lease ......................................................................                 37,263                  38,173
   Rental real estate management fees ..............................................                 10,569                  12,146
   Utilities .......................................................................                  9,439                    --
   Other operating and administrative fees .........................................                 59,040                  76,642
                                                                                               ------------            ------------

     Total expenses ................................................................                249,512                 679,577
                                                                                               ------------            ------------

Net loss ...........................................................................           $    (79,827)           $   (503,947)
                                                                                               ============            ============

Net earnings (loss) per share (basic) ..............................................           $      (0.00)           $      (0.03)
                                                                                               ============            ============


Weighted average number of shares of common stock outstanding ......................             26,534,680              15,559,542
                                                                                               ============            ============








See the accompanying notes to the unaudited condensed consolidated financial statements.



                          POWERSOFT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             OPERATIONS (UNAUDITED)
                            (United States Dollars)


                                                                                                       Three months ended March 31,
                                                                                                         1999               1998
                                                                                                         ----               ----
Revenues:
   Rental income ...................................................................           $     81,199            $     85,196
   Investment income ...............................................................                    116                     269
   Other income ....................................................................                  2,061                    --
                                                                                               ------------            ------------

Total revenues .....................................................................                 83,376                  85,465
                                                                                               ------------            ------------

Expenses:
   Depreciation ....................................................................                  8,797                  11,085
   Legal and professional fees .....................................................                  1,141                   3,149
   Consulting fees .................................................................                   --                      --
   Consulting fees paid to a related company .......................................                125,000                 125,000
   Interest expense ................................................................                 77,723                 125,624
   Unrealized gain on available-for-sale securities ................................               (323,913)                   --
   Land lease ......................................................................                 19,039                  18,965
   Rental real estate management fees ..............................................                  5,400                   6,942
   Utilities .......................................................................                    206                    --
   Other operating and administrative fees .........................................                 26,896                  31,339
                                                                                               ------------            ------------

     Total expenses ................................................................                (59,711)                322,104
                                                                                               ------------            ------------

Net loss ...........................................................................           $    143,087            $   (236,639)
                                                                                               ============            ============

Net earnings (loss) per share (basic) ..............................................           $       0.00            $      (0.02)
                                                                                               ============            ============


Weighted average number of shares of common stock outstanding ......................             29,259,542              15,559,542
                                                                                               ============            ============



















See the accompanying notes to the unaudited condensed consolidated financial statements.


                          POWERSOFT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                            (United States Dollars)


                                                                                                     Six months ended June 30,
                                                                                                    1999                     1998
                                                                                                    ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................................                $ (79,827)                $(503,947)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...............................................                   17,594                    21,294
   Consulting fee paid in common stock .........................................                     --                      62,500
Changes in working capital components:
   Accounts receivable .........................................................                   (2,023)                  (19,755)
   Prepaid and other current assets ............................................                  (20,262)                    8,905
   Amounts receivable form related parties .....................................                   (4,702)                  (19,085)
   Accounts payable and accrued expenses .......................................                  (65,201)                  (36,317)
   Accrued interest ............................................................                     --                     (13,815)
   Security deposits payable ...................................................                     --                         268
   Amounts due to related parties ..............................................                  167,459                   395,058
   Exchange difference .........................................................                      967                    (2,653)
                                                                                                ---------                 ---------

     Net cash provided by operating activities .................................                   14,005                  (107,547)
                                                                                                ---------                 ---------









See the accompanying notes to the unaudited condensed consolidated financial statements.


                          POWERSOFT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       CASH FLOWS (UNAUDITED) - continued
                            (United States Dollars)


                                                                                                         Six months ended June 30,
                                                                                                         1999                1998
                                                                                                         ----                ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of available-for-sale securities .......................................              $    --                 $    --
   Proceeds from available-for-sale securities .....................................                   --                      --
   Purchases of property, plant and equipment ......................................                (31,297)                   --
                                                                                                  ---------               ---------

   Net cash used in investing activities ...........................................                (31,297)                   --
                                                                                                  ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in short-term borrowings ...............................................                   --                      --
   Increase (decrease) in margin loan payable ......................................                (36,657)                133,346
   Increase (decrease) in mortgage loan ............................................                 22,963                 (10,061)
                                                                                                  ---------               ---------

   Net cash provided by (used in) financing activities .............................                (13,694)                123,285
                                                                                                  ---------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................                (30,986)                 15,738

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ..........................................................................                 66,249                  36,173
                                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................              $  35,263               $  51,911
                                                                                                  =========               =========












See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condense or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed statements of operations for the three and six month periods ended June 30, 1998, have been reclassified to conform to the 1999 presentation.

NOTE 2.  CONTINUING OPERATIONS

These unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has minimal in net tangible assets. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1999 (UNAUDITED) - continued

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                             June 30,            December 31,
                                               1999                 1998
                                           ---------------      ------------
Corporate equity securities (a):
   Cost                                $   3,795,370       $    3,795,370
   Less gross unrealized losses            (3,013,340)          (3,356,080)
                                           ---------------      ------------

   Estimated fair value                $   782,030         $    439,290
                                           ===============      ============

   Carrying value                      $   782,030         $    439,290
                                           ===============      ============

Margin loan payable (b)                $   3,099,607       $    3,136,264
                                           ===============      ============

     (a) Included in the above securities are 48,535,276 shares at June 30, 1999, and December 31, 1998, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,811,208. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

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

Presently, the Company retained a 19% interest in Min You, but full provisions have been made against the remaining cost of investment in Min You, and 100% of the outstanding capital stock of Vancouver Hong Kong.

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

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the six-months ended June 30, 1999 and six-months ended June 30, 1998.

Investment income decreased from $2,879 in through June 30, 1998 to $679 through June 30, 1999. The Company has not engaged in investment activity during the six month ended June 30, 1999. This is because of the uncertainty related to the international securities markets. Investment income in 1999 consists of interest income.

Consulting expense decreased from an aggregate of $62,500 for the six months ended June 30, 1998 to nil for the six months ended June 30, 1999. This is due to the Company's reduced use of consulting services. Interest expense decreased from $214,505 for the six-months ended June 30, 1998 to $189,662 for the same period in 1999. This is due to the decrease in margin loans payable. The outstanding balance of margin loans payable amounted to $3,099,607 and $3,136,264 at June 30, 1999, and June 30, 1998, respectively. Other operating expenses decreased from $76,642 in 1998 to $59,040 in 1998. The decrease is due to reduced professional fees and financial, travel and miscellaneous expenses.

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the three-months ended June 30, 1999 and three-months ended June 30, 1998.

Consulting expense decreased from an aggregate of $426,000 for the six months ended June 30, 1997 to $312,500 for the six months ended June 30, 1998. This is due to the Company's reduced use of consulting services. Interest expense decreased $47,901 or 38% for the three-months ended June 30, 1999 compared to the same period in 1998. This is due to the decrease in margin loans payable. The most significant item for the three months ended June 30, 1999 is the unrealized gain on investment securities of $323,913.

INFLATION

The effect on inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities for the six months period ended June 30, 1999 amounted to $14,005. The Company meets its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

During the six months period ended June 30, 1999, the Company made additional cash investments in securities or facilities in the amount of $31,297.

The net cash used by financing activities amounted to $13,694 for the six months period ended June 30, 1998. This is due primarily to the decrease in the margin loan payable.

The net cash used in operating activities for six months period ended June 30, 1998 amounted to $107,547. This was primarily due to the operating losses experienced, increases in receivable from the container segment and the payment of amounts that were payable to related parties. The Company met its capital requirements from the proceeds of bank borrowings and the issuance of common shares.

As discussed in Note 2 of the notes to the condensed consolidated financial statements, the Company's operating losses and deficiency in net tangible assets raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

EXCHANGE RATE RISK

At present, the Company's revenues and expenses are denominated in U.S. dollars, Hong Kong dollars and Canadian dollars. In view of the exchange rate pegged between Hong Kong dollars and U.S. Dollars, the Company's Hong Kong operations are not subject to any direct exposure from the fluctuation of U.S. Dollars. Also, the Company's disposal of its operations in PRC in 1997 nearly eliminates its exposure to exchange rate risk with the PRC Renminbi. The Renminbi is the currency of the PRC. The Company is exposed to exchange rate risk in its real estate operations in Canada. The Company's real estate activity transactions, including long-term debt, are payable in Canadian dollars.

The Company is not involved in any hedging activities in foreign currencies.

The Year 2000

The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and creative operational problems. Various systems could be affected ranging from complex information technology ("IT") computer systems to non-IT devices such as an individual machine's programmable logic controller.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

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



Date:  August 20, 1999                      POWERSOFT TECHNOLOGIES, INC.,
                                            A Delaware Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Secretary and Treasurer