Form 10-Q/A
period 1999-06-30
POWERSOFT TECHNOLOGIES INC
filed 1999-09-16
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

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
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or ornization)                   Identification No.


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

                          POWERSOFT TECHNOLOGIES, INC.
                                   FORM 10-Q/A

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 12

Item 2.  Changes in Securities............................................... 12

Item 3.  Defaults Upon Senior Securities..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

Signatures................................................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 POWERSOFT TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (United States Dollars)

                                                                      As of June 30,   As of December 31,
ASSETS                                                                    1999               1998
------                                                                --------------   ------------------
                                                                       (Unaudited)
Current assets:

   Cash and cash equivalents .......................................   $   35,263        $   66,249


   Available-for-sale securities (Note 3) ..........................      782,030           439,290

   Accounts receivable, trade, less allowance for doubtful
     accounts of $-0- ..............................................       31,853            29,830

   Prepaid and other current assets ................................       23,222             2,960

   Amounts receivable from related parties .........................       20,334            15,632
                                                                       ----------        ----------
Total current assets ...............................................      892,702           553,961

Property, plant and equipment, net .................................      675,508           661,805
                                                                       ----------        ----------
Total assets .......................................................   $1,568,210        $1,215,766
                                                                       ==========        ==========














See the accompanying notes to the unaudited condensed consolidated financial statements.





                               POWERSOFT TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                  (United States Dollars)

LIABILITIES AND SHAREHOLDERS' DEFICIT                                 As of June 30,   As of December 31,
                                                                           1999             1998
                                                                      --------------   ------------------
                                                                       (Unaudited)
Current liabilities:
   Current portion of mortgage loan payable .........................   $   115,303    $   109,159

   Accounts payable .................................................        97,881         96,967
   Margin loan payable (Note 3) .....................................     3,099,607      3,136,264
   Accrued expenses and other liabilities ...........................        13,976         80,091
   Amounts payable to related parties ...............................     1,343,675      1,861,216
                                                                        -----------    -----------
Total current liabilities ...........................................     4,670,442      5,283,697
                                                                        -----------    -----------
Long-term liabilities:
   Mortgage loan payable ............................................       727,096        710,277
                                                                        -----------    -----------

Total liabilities ...................................................     5,397,538      5,993,974
                                                                        -----------    -----------

Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, none issued or outstanding .........................          --             --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 29,259,542 shares issued and outstanding as of
     June 30, 1999 and 15,559,542 shares issued and outstanding
     as of December 31, 1998 ........................................       292,595        155,595
   Additional paid-in capital .......................................     5,933,296      5,385,296
   Unrealized loss on available-for-sale securities (Note 3) ........    (3,013,340)    (3,356,080)
   Cumulative exchange adjustments ..................................        19,384         18,417
   Accumulated deficit ..............................................    (7,061,263)    (6,918,936)
                                                                        -----------    -----------

                                                                         (3,829,328)    (4,715,708)
   Common stock issued for consulting services to be received .......          --           62,500
                                                                        -----------    -----------

Total shareholders' (deficit) equity ................................    (3,829,328)    (4,778,208)
                                                                        -----------    -----------

Total liabilities and shareholders' (deficit) equity ................   $ 1,568,210    $ 1,215,766
                                                                        ===========    ===========










See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (United States Dollars)

                                                                                           Six months ended June 30,
                                                                                         1999                     1998
                                                                                         ----                     ----
Revenues:
   Rental income ..........................................................         $    165,365            $    172,751
   Investment income ......................................................                  679                   2,879
   Unrealized gain on available-for-sale securities .......................              342,740                    --
   Other income ...........................................................                3,641                    --
                                                                                    ------------            ------------

Total revenues ............................................................              512,425                 175,630
                                                                                    ------------            ------------

Expenses:
   Depreciation ...........................................................               17,594                  21,294
   Legal and professional fees ............................................               18,685                   4,317
   Consulting fees ........................................................                 --                    62,500
   Consulting fees paid to a related company ..............................              250,000                 250,000
   Interest expense .......................................................              189,662                 214,505
   Land lease .............................................................               37,263                  38,173
   Rental real estate management fees .....................................               10,569                  12,146
   Utilities ..............................................................                9,439                    --
   Other operating and administrative fees ................................               59,040                  76,642
                                                                                    ------------            ------------

Total expenses ............................................................              592,252                 679,577
                                                                                    ------------            ------------

Net loss ..................................................................         $    (79,827)           $   (503,947)
                                                                                    ============            ============

Net loss per share, basic and diluted .....................................         $      (0.00)           $      (0.03)
                                                                                    ============            ============

Weighted average number of shares of common stock outstanding .............           26,534,680              15,559,542
                                                                                    ============            ============








See the accompanying notes to the unaudited condensed consolidated financial statements.



                          POWERSOFT TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (United States Dollars)


                                                                                       Three months ended June 30,
                                                                                       1999                   1998
                                                                                       ----                   ----
Revenues:
   Rental income ..........................................................      $     81,199            $     85,196
   Investment income ......................................................               116                     269
   Unrealized gain on available-for-sale securities .......................           323,913                    --
   Other income ...........................................................             2,061                    --
                                                                                 ------------            ------------

Total revenues ............................................................           407,289                  85,465
                                                                                 ------------            ------------

Expenses:
   Depreciation ...........................................................             8,797                  11,085
   Legal and professional fees ............................................             1,141                   3,149
   Consulting fees ........................................................              --                      --
   Consulting fees paid to a related company ..............................           125,000                 125,000
   Interest expense .......................................................            77,723                 125,624
   Land lease .............................................................            19,039                  18,965
   Rental real estate management fees .....................................             5,400                   6,942
   Utilities ..............................................................               206                    --
   Other operating and administrative fees ................................            26,896                  31,339
                                                                                 ------------            ------------

Total expenses ............................................................           264,202                 322,104
                                                                                 ------------            ------------

Net loss ..................................................................      $    143,087            $   (236,639)
                                                                                 ============            ============

Net earnings (loss) per common share, basic and diluted ...................      $       0.00            $      (0.02)
                                                                                 ============            ============

Weighted average number of shares of common stock outstanding .............        29,259,542              15,559,542
                                                                                 ============            ============

















See the accompanying notes to the unaudited condensed consolidated financial statements.


                          POWERSOFT TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (United States Dollars)


                                                                     Six months ended June 30,
                                                                        1999        1998
                                                                        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................   $ (79,827)   $(503,947)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...............................      17,594       21,294
   Consulting fee paid in common stock .........................        --         62,500
Changes in working capital components:
   Accounts receivable .........................................      (2,023)     (19,755)
   Prepaid and other current assets ............................     (20,262)       8,905
   Amounts receivable form related parties .....................      (4,702)     (19,085)
   Accounts payable and accrued expenses .......................     (65,201)     (36,317)
   Accrued interest ............................................        --        (13,815)
   Security deposits payable ...................................        --            268
   Amounts due to related parties ..............................     167,459      395,058
   Exchange difference .........................................         967       (2,653)
                                                                   ---------    ---------

     Net cash provided by operating activities .................      14,005     (107,547)
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment ..................     (31,297)        --
                                                                   ---------    ---------

   Net cash used in investing activities .......................     (31,297)        --
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in margin loan payable ..................     (36,657)     133,346
   Increase (decrease) in mortgage loan ........................      22,963      (10,061)
                                                                   ---------    ---------

   Net cash provided by (used in) financing activities .........     (13,694)     123,285
                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................     (30,986)      15,738

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ......................................................      66,249       36,173
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $  35,263    $  51,911
                                                                   =========    =========









See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Powersoft Technologies Inc. (the Company) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

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

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1999 (UNAUDITED) - continued

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                June 30,            December 31,
                                                  1999                 1998
                                              ---------------      -------------
Corporate equity securities (a):
   Cost                                      $  3,795,370         $  3,795,370

   Less gross unrealized losses                (3,013,340)          (3,356,080)
                                              -----------          -----------

   Estimated fair value and carrying value   $    782,030         $    439,290
                                              ===========          ===========

Margin loan payable (b)                      $  3,099,607         $  3,136,264
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

NOTE 4.  SALE OF ASSETS

     On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in these subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable, resulting in an amendment to the original promissory notes. The note payable for $3,838,000 was effectively reduced to $2,472,722. The agreement with SAR is subject to the approval of the Company's stockholders. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

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

     On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in these subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note can be converted into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable, resulting in an amendment to the original promissory notes. The note payable for $3,838,000 was effectively reduced to $2,472,722. The agreement with SAR is subject to the approval of the Company's stockholders. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

     On February 5, 1999, 13,700,000 shares of common stock of the Company were issued to SAR in exchange for forgiveness of debt of $685,000.

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the six months ended June 30, 1999 and six months ended June 30, 1998. The most significant item for the six months ended June 30, 1999 is the unrealized gain on investment securities of $342,740.

     Investment income decreased from $2,879 in through June 30, 1998 to $679 through June 30, 1999. The Company has not engaged in investment activity during the six months ended June 30, 1999. This is because of the uncertainty related to the international securities markets. Investment income in 1999 consists of interest income.

     Interest expense decreased from $214,505 for the six months ended June 30, 1998 to $189,662 for the same period in 1999. This is due to the decrease in margin loans payable. The outstanding balances of the margin loan payable were $3,099,607 and $3,136,264 at June 30, 1999 and December 31, 1998, respectively.
Other operating expenses decreased from $76,642 in 1998 to $59,040 in 1999. The decrease is due to reduced financial fees, travel and miscellaneous expenses.

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the three months ended June 30, 1999 and three months ended June 30, 1998. The most significant item for the three months ended June 30, 1999 is the unrealized gain on investment securities of $323,913.

     Interest expense decreased $47,901 or 38% for the three months ended June 30, 1999 compared to the same period in 1998. This is due to the decrease in the margin loan payable.

INFLATION

     The effect on inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operating activities for the six month period ended June 30, 1999 was $14,005. The Company meets its working capital requirements from the proceeds of margin loans, described below and the collection of amounts from related parties.

     During the six month period ended June 30, 1999, the Company made additional cash investments in securities or facilities in the amount of $31,297.

     The net cash used by financing activities was $13,694 for the six month period ended June 30, 1998. This is due primarily to the decrease in the margin loan payable.

     The net cash used in operating activities for six month period ended June 30, 1998 was $107,547. This was primarily due to the operating losses experienced, increases in receivable from the container segment and the payment of amounts that were payable to related parties. The Company met its capital requirements from the proceeds of bank borrowings and the issuance of common shares.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27:       Financial Data Schedule.

     During the quarter ended June 30, 1999, there were no Current Reports on Form 8-K filed by the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  September 15, 1999                   POWERSOFT TECHNOLOGIES, INC.,
                                            A Delaware Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Secretary and Treasurer