Form 10-K/A
period 1998-12-31
POWERSOFT TECHNOLOGIES INC
filed 1999-10-19
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Title of Each Class:                 Name of exchange on which registered:
$0.01 Par Value common stock                      OTC Bulletin Board
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

As of October 7, 1999, the registrant had outstanding 15,559,542 shares of common stock.

                              INDEX TO FORM 10-K/A
                                       OF
                          POWERSOFT TECHNOLOGIES, INC.

                                                                            Page
                                     PART I


Item 1.    Business                                                            3

Item 2.    Description of Property                                             7

Item 3.    Legal Proceedings                                                   7

Item 4.    Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.    Market for registrant's Securities and Related Stockholder Matters  7

Item 6.    Selected Financial Data                                             9

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 8.    Financial Statements                                               14

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                               15

                                    PART III

Item 10.   Directors and Executive Officers of the registrant                 15

Item 11.   Executive Compensation                                             16

Item 12.   Security Ownership of Certain Beneficial Owners and Management     18

Item 13.   Certain Relationships and Related Transactions                     19

                                     PART IV

Item 14.   Exhibits and Reports on Form 8-K                                   20

           (a)  Exhibits
           (b)  Reports on Form 8-K

Signatures                                                                    21

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

As of December 31, 1998, the Company's investments were as follows:


Name                             % Owned           State/Foreign Incorporation
--------------------------       -------           ---------------------------
Cangzhou Min You                  19%(1)           People's Republic of China
   Cement Co., Ltd.

Vancouver Hong Kong               100%(2)          Canada
   Properties Ltd.

America & China Business          100%             Canada
   and Development Inc.

Heng Fai Management Inc.          100%(2)          British Virgin Islands

Heng Fai China & Asia             100%(2)          Hong Kong
   Industries Limited

Heng Fai China                    100%(2)          Hong Kong
   Industries Limited

Worldwide Container               100%(2)          Hong Kong
   Company Limited

Heng Fai China Industries         100%(2)          Hong Kong
   Acquisition Limited

Greatly Hong Kong Limited         100%(2)          Hong Kong

(1) As of July 24, 1998, the Company divested 81% of its interest in Cangzhou Min You Cement Co., Ltd.

(2) On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements are subject to shareholder approval.

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

The  following   information   has  been   extracted  from  the  Canada  Housing
Corporation's ("CMHC") Vancouver CMA Rental Market Report.

Vacancy Rates


Region                               12/98           12/97            12/96
----------------------------         -----           -----            -----

City North of Vancouver               1.9%            0.6%             0.6%

District North of Vancouver           1.2%            0.2%             0.2%

Metro Vancouver                       1.5%            1.5%             1.2%

Apartment Rental Rates


City North of Vancouver              12/98           12/97            12/96
-----------------------              -----           -----            -----

Bachelor                            CDN$607         CDN$574          CDN$572

One Bedroom                         CDN$705         CDN$703          CDN$688

Two Bedroom                         CDN$859         CDN$971          CDN$967

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

Apartment Building Rental Rates

The current monthly rents* are as follows:


Suite Type                               Monthly Rent
----------                               ------------

Bachelor                                    CDN$580
One Bedroom                                 CDN$660
Two Bedroom                                 CDN$805
-------------
* Rent includes heat, hot water, parking and cable television.

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

                                  Common Stock


                                                 High Bid              Low Bid
Year ended December 31, 1998:                    --------              -------
----------------------------

First Quarter                                 $    0.245            $    0.10
Second Quarter                                     0.210                 0.12
Third Quarter                                      0.130                 0.09
Fourth Quarter                                     0.085                 0.05

Year ended December 31, 1997:
----------------------------

First Quarter                                      1.875                 0.53
Second Quarter                                     0.813                 0.34
Third Quarter                                      0.600                 0.24
Fourth Quarter                                     0.265                 0.11

As of June 17, 1999, there were approximately 1,447 holders of record of the common stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the common stock. The number of record holders does not include holders whose securities are held in street name. The closing price of the common stock as reported on the Bulletin Board on June 17, 1999 was $0.022. As of June 17, 1999, there were 15,559,542 shares of common stock outstanding.

The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements have not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock have been canceled.

                   Recent Issuance of Unregistered Securities

There were no issuances of the Company's common stock during 1998.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements are subject to shareholder approval. The issuance of the note convertible into common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock will contain a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

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


                                 1998           1997           1996           1995           1994
                                 ----           ----           ----           ----           ----
Net operating revenues     $    320,630        571,921        428,858        354,952        333,319


(Loss) income from
  continuing operations      (1,077,133)    (1,217,418)    (2,061,732)    (1,880,672)        27,315

Total assets                  1,215,766      2,388,062     10,625,380      1,723,856      1,129,696

Long-term obligations:
   Mortgage loans
   payable                      710,277        837,966        865,594        975,108        971,611
   Long-term note payable          --             --           88,744         91,415           --

Per common share, basic
   and diluted:
(Loss) income from
  continuing operations           (0.07)         (0.08)         (0.18)         (0.18)          0.02

Cash dividends per
   common share                    --             --             --             --             --

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

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements are subject to shareholder approval. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

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

New Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for years beginning after June 15, 1999, although early adoption was permitted. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which provides the effective date is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

ITEM 8.   FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K/A. An Index to these Consolidated Financial Statements is also included in Item 14 (a) of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters, which would require disclosure herein.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of all directors and executive officers of the Company are as follows:

Name                     Age     Position
----------------         ---     --------

Fai H. Chan               54     President, Chief Executive Officer and Director

Robert H. Trapp           44     Secretary, Treasurer and Director


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

Name and                  Year Ended  Compensation  Other Annual Compensation
Principal Positions                                           ($)
-------------------       ----------  ------------  -------------------------

Fai H. Chan, President       1998       $ 500,000             --
   CEO, and Director         1997       $ 500,000             --
                             1996       $ 500,000             --

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of October 7, 1999, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding common stock: (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of common stock listed below.

                                                        % of Outstanding Shares
   Name and Address               Number of Shares          of Common stock
 of Beneficial Owner (1)        Beneficially Owned (1)    Beneficially Owned (1)
-----------------------         ---------------------   -----------------------

SAR Trading Limited                     --                        --
10th Floor, Lippo Protective Tower
231-235 Gloucester Road
Wanchai, Hong Kong 040

Fai H. Chan                         6,392,886(2)(4)               41.09%
Lippo Protective Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Robert H. Trapp                       100,000                       **
1700 Lincoln Street
32nd Floor
Denver, Colorado 80203

Keow Y. Chan                        2,772,886(3)(4)               17.82%
Unit B, 13th Floor
Lippo, Leighton Tower
103-109 Leigton Road
Causeway Bay, Hong Kong

All Executive Officers & Directors
  As a Group (2 Persons)(5)         6,492,886                     41.73%

--------------------------
**   Less than 1%

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

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements have not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock have been canceled.

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

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from related parties resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements are subject to shareholder approval.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements have not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock have been canceled.

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


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Financial Statement Schedules

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
         Independent Auditors' Report                                       F-3
         Consolidated Balance Sheets as of December 31, 1998 and 1997       F-4
         Consolidated Statements of Income and Comprehensive Income for
               each of the three years in the period ended
               December 31, 1998                                            F-6
         Consolidated Statements of Stockholders' Equity (Deficit)for
              each of the three years in the period ended
              December 31, 1998                                             F-8
          Consolidated Statements of Cash Flows for each of the three
              years in the period ended December 31, 1998                   F-9
         Notes to Consolidated Financial Statements                         F-11

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


                                       POWERSOFT TECHNOLOGIES, INC.

                                       By:   /s/ Fai H. Chan
                                          --------------------------------------
                                          Fai H. Chan, President

Date:October 8, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October 8, 1999                 By:   /s/ Fai H. Chan
                                          --------------------------------------
                                          Fai H. Chan, President, CEO & Director


Date: October 8, 1999                   By:   /s/ Robert H. Trapp
                                          --------------------------------------
                                          Robert H. Trapp, Secretary,
                                           Treasurer & Director

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

As discussed in note 16(b), the accompanying 1998 financial statements have been restated.




Deloitte Touche Tohmatsu
/s/ Deloitte Touche Tohmatsu

Hong Kong
April 16, 1999 (except as to note 16(a) as to which the date is June 18, 1999 and note 16(b) as to which the date is October 6, 1999)



                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                             (United States Dollars)


                                                                 As of December 31,
ASSETS                                                           1998         1997
------                                                           ----         ----

Current assets:
   Cash and cash equivalents .............................   $   44,949   $   36,173

   Available-for-sale securities (note 5) ................      439,290    1,507,345

   Accounts receivable, trade, less allowance for doubtful
     accounts of $0 in 1998 and 1997 .....................       29,830        7,521

   Prepaid and other current assets ......................       24,260       32,153

   Amounts receivable from related parties (note 9) ......       15,632       18,950
                                                             ----------   ----------

   Total current assets ..................................      553,961    1,602,142

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 6) ..............      661,805      785,920
                                                             ----------   ----------

Total assets .............................................   $1,215,766   $2,388,062
                                                             ==========   ==========



















See accompanying notes to the consolidated financial statements.

                               POWERSOFT TECHNOLOGIES, INC.
                    (Formerly known as Heng Fai China Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS-continued
                                  (United States Dollars)


                                                                         As of December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                    1998           1997
-------------------------------------                                    ----           ----
Current liabilities:
   Mortgage loans payable - current portion (note 10) ...........   $   109,159    $   115,251
   Accounts payable .............................................        96,967         48,701
   Margin loan payable (note 8) .................................     3,136,264      3,058,295
   Accrued expenses and other liabilities .......................        80,091        154,756
   Amounts payable to related parties (note 9) ..................     1,861,216        904,756
                                                                    -----------    -----------

   Total current liabilities: ...................................     5,283,697      4,281,759
                                                                    -----------    -----------

Long-term liabilities:
   Mortgage loans payable (note 10) .............................       710,277        837,966
                                                                    -----------    -----------

Commitments and contingencies (note 15)

Shareholders' deficit:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized; unissued .......................................          --             --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1998 and 1997;
     15,559,542 shares ..........................................       155,595        155,595
   Additional paid-in capital ...................................     5,385,296      5,385,296
   Accumulated deficit ..........................................    (6,981,436)    (5,904,303)
   Unrealized loss on available-for-sale securities (note 5) ....    (3,356,080)    (2,307,267)
   Cumulative exchange adjustments ..............................        18,417          1,516
                                                                    -----------    -----------

                                                                     (4,778,208)    (2,669,163)
   Common stock issued for consulting services to be
     received (note 7) ..........................................          --          (62,500)
                                                                    -----------    -----------

   Total shareholders' deficit ..................................    (4,778,208)    (2,731,663)
                                                                    -----------    -----------

Total liabilities and shareholders' deficit .....................   $ 1,215,766    $ 2,388,062
                                                                    ===========    ===========





See accompanying notes to the consolidated financial statements.



                                           POWERSOFT TECHNOLOGIES, INC.
                                (Formerly known as Heng Fai China Industries, Inc.)
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                              (United States Dollars)


                                                                      Year ended December 31,
                                                                1998          1997            1996
                                                                ----          ----            ----
Revenues:
   Rental income .......................................   $   307,327    $   346,528    $   336,644
   Interest ............................................         1,011            515          1,490
   Investment income - securities ......................          --          210,380         56,552
   Others ..............................................        12,292         14,498         34,172
                                                           -----------    -----------    -----------

Total revenues .........................................       320,630        571,921        428,858
                                                           -----------    -----------    -----------

Expenses:
   Depreciation ........................................        35,186         41,161         41,815
   Legal and professional fees .........................        31,620        149,900         82,831
   Consulting fees (note 7) ............................        62,500        272,250      1,368,567
   Consulting fees paid to a related company
      (note 9) .........................................       500,000        500,000        500,000
   Interest on long-term debt ..........................          --             --           85,990
   Interest on short-term debt .........................       492,804        309,201         35,446
   Investment banking fees .............................          --          164,252           --
   Utilities ...........................................        47,806         23,522         48,924
   Foreign exchange (gain) loss ........................            (5)        (1,695)        10,477
   Land lease ..........................................        71,115         80,321         80,321
   Real estate management fees .........................        21,625         36,784         13,056
   Salaries ............................................          --            4,527          4,358
   Traveling ...........................................          --           17,717         40,841
   Other operating and administrative expenses .........       135,112        191,399        177,964
                                                           -----------    -----------    -----------

Total expenses .........................................     1,397,763      1,789,339      2,490,590
                                                           -----------    -----------    -----------

Loss from continuing operations ........................    (1,077,133)    (1,217,418)    (2,061,732)
                                                           -----------    -----------    -----------

(Continued)









See accompanying notes to the consolidated financial statements.





                                           POWERSOFT TECHNOLOGIES, INC.
                                (Formerly known as Heng Fai China Industries, Inc.)
                                      CONSOLIDATED STATEMENTS OF INCOME AND
                                          COMPREHENSIVE INCOME-continued
                                              (United States Dollars)


                                                                      Year ended December 31,
                                                                1998          1997            1996
                                                                ----          ----            ----
Discontinued operations (note 3)
   Loss from Cangzhou cement ...........................   $       --     $   (157,117)  $    (62,487)
   Gain on disposal of Cangzhou cement .................           --          148,775           --
   Loss from Wuhan .....................................           --         (248,210)      (241,208)
   Gain on reversal of Wuhan acquisition ...............           --          307,442           --
   Share of loss for the investment in Duck Farm .......           --         (107,229)          --
   Loss on disposal of the investment in Duck Farm .....           --         (194,095)          --
                                                           ------------   ------------   ------------

Loss from discontinued operations ......................           --         (250,434)      (303,695)
                                                           ------------   ------------   ------------

Loss before income taxes ...............................     (1,077,133)    (1,467,852)    (2,365,427)
Provision for income taxes (note 12) ...................           --             --             --
                                                           ------------   ------------   ------------

Loss before minority interest ..........................     (1,077,133)    (1,467,852)    (2,365,427)

Minority interest from discontinued operations .........           --           74,463         77,099
                                                           ------------   ------------   ------------

Net loss ...............................................     (1,077,133)    (1,393,389)    (2,288,328)
                                                           ------------   ------------   ------------


Other comprehensive income (loss), net of tax:
   Foreign exchange adjustments ........................         16,901         (5,452)          --
   Unrealized loss on available-for-sale securities ....     (1,048,813)    (2,228,442)       (34,884)
                                                           ------------   ------------   ------------

Other comprehensive loss ...............................     (1,031,912)    (2,233,894)       (34,884)
                                                           ------------   ------------   ------------

Comprehensive loss .....................................   $ (2,109,045)  $ (3,627,283)  $ (2,323,212)
                                                           ============   ============   ============

Loss per share (basic and diluted):
   From continuing operations ..........................   $      (0.07)  $      (0.08)  $      (0.18)
   Effect of discontinued operations ...................           --            (0.01)         (0.02)
                                                           ------------   ------------   ------------

   Net loss per share ..................................   $      (0.07)  $      (0.09)  $      (0.20)
                                                           ============   ============   ============

Weighted average number of shares of
   common stock outstanding ............................     15,559,542     14,873,091     11,223,288
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


                                                Common stock
                                           -----------------------
                                           Number                      Additional      Accumulated
                                           of shares        Amount   paid-in capital     deficit
                                           ---------        ------   ---------------   -----------
At December 31, 1995 .................    10,859,542    $   108,595    $ 2,812,546   $ (2,288,328)

Issued to effect
   a consulting
   agreement
   (note 11a) ........................       400,000          4,000        895,750           --
Amortization of
   consulting fees ...................          --             --             --             --
Issued for
   acquisition of a
   subsidiary
   (note 11b) ........................       727,272          7,273        992,727           --
Net loss .............................          --             --             --       (2,288,328)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-sale ..............          --             --             --             --
                                         -----------    -----------    -----------    -----------

At December 31, 1996 .................    11,986,814        119,868      4,701,023     (4,510,914)

Private placements
   (note 11) .........................     1,700,000         17,000      1,003,000           --
Private placements
   (note 11) .........................     2,500,000         25,000        575,000           --
Issue to effect a
   consulting
   agreement (note 11e) ..............       100,000          1,000         99,000           --
Amortization of
   consulting fees ...................          --             --             --             --
Redemption to reverse
   the purchase
   of a subsidiary
   (note 11f) ........................      (727,272)        (7,273)      (992,727)          --
Net loss .............................          --             --             --       (1,393,389)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-
     sale ............................          --             --             --             --
                                         -----------    -----------    -----------    -----------

At December 31, 1997 .................    15,559,542        155,595      5,385,296     (5,904,303)

Amortization of ......................          --             --             --             --
  consulting fees
Net loss .............................          --             --             --       (1,077,133)
Other comprehensive income (loss):
   Unrealized loss
     on securities
     available-for-sale ..............          --             --             --             --
   Foreign exchange
     translation
     adjustment ......................          --             --             --             --
                                         -----------    -----------    -----------    -----------

At December 31, 1998 .................    15,559,542    $   155,595    $ 5,385,296    $(6,981,436)
                                         ===========    ===========    ===========    ===========

See accompanying notes to the consolidated financial statements.

                                    F - 8(a)

                                              Accumulated other
                                              comprehensive loss
                                        -----------------------------      Common
                                         Unrealized                     stock issued
                                           loss on        Cumulative   for consulting
                                         available for     exchange    services to be
                                        sale securities   adjustments     received        Total
                                        ---------------   -----------  --------------     -----
At December 31, 1995 .................   $   (43,941)   $     6,968    $  (703,567)   $   (41,985)

Issued to effect
   a consulting
   agreement
   (note 11a) ........................          --             --         (899,750)         --
Amortization of
   consulting fees ...................          --             --        1,368,567      1,368,567
Issued for
   acquisition of a
   subsidiary
   (note 11b) ........................          --             --             --        1,000,000
Net loss .............................          --             --             --       (2,288,328)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-sale ..............          --          (34,884)          --          (34,884)
                                         -----------    -----------    -----------    -----------

At December 31, 1996 .................       (78,825)         6,968       (234,750)         3,370

Private placements
   (note 11) .........................          --             --             --        1,020,000
Private placements
   (note 11) .........................          --             --             --          600,000
Issue to effect a
   consulting
   agreement (note 11e) ..............          --             --         (100,000)          --
Amortization of
   consulting fees ...................          --             --          272,250        272,250
Redemption to reverse
   the purchase
   of a subsidiary
   (note 11f) ........................          --           (5,452)          --       (1,005,452)
Net loss .............................          --             --             --       (1,393,389)
Other comprehensive loss:
   Unrealized loss
     on securities
     available-for-
     sale ............................    (2,228,442)          --             --       (2,228,442)
                                         -----------    -----------    -----------    -----------

At December 31, 1997 .................    (2,307,267)         1,516        (62,500)    (2,731,663)

Amortization of ......................          --             --           62,500         62,500
  consulting fees
Net loss .............................          --             --             --       (1,077,133)
Other comprehensive income (loss):
   Unrealized loss
     on securities
     available-for-sale ..............    (1,048,813)          --             --       (1,048,813)
   Foreign exchange
     translation
     adjustment ......................          --           16,901           --           16,901
                                         -----------    -----------    -----------    -----------

At December 31, 1998 .................  $ (3,356,080)  $     18,417    $      --      $(4,778,208)
                                         ===========    ===========    ===========    ===========

See accompanying notes to the consolidated financial statements.

                                    F - 8(b)

                                           POWERSOFT TECHNOLOGIES, INC.
                                (Formerly known as Heng Fai China Industries, Inc.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (United States Dollars)

                                                                         Year ended December 31,
                                                                   1998           1997           1996
                                                                   ----           ----           ----
Cash flow from operating activities:

   Net loss ...............................................   $(1,077,133)   $(1,393,389)   $(2,288,328)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Minority interest ..................................          --          (74,463)       (77,099)
       Depreciation and amortization ......................        35,186        208,214        194,939
       Consulting fees ....................................       562,500        772,250      1,868,567
       Allowance for doubtful accounts ....................          --             --           70,258
       Available-for-sale securities written off ..........        19,242           --             --
       Provision for stock obsolescence ...................          --             --           52,322
       Gain on disposal of a subsidiary ...................          --         (148,775)          --
       Gain on the reversal of the purchase
         of a subsidiary ..................................          --         (307,442)          --
       Loss on investment in Duck Farm ....................          --          301,324           --
       Changes in working capital components:
         Accounts receivable ..............................       (22,309)    (3,033,177)    (1,021,123)
         Inventories ......................................          --        2,364,197     (1,935,180)
         Prepaid and other current assets .................        29,193       (799,162)         4,851
         Amounts receivable from related parties ..........         3,318     (1,653,988)      (124,800)
         Value added taxes recoverable ....................          --         (177,674)      (611,790)
         Accounts payable .................................        48,266        649,881        576,792
         Bills payable ....................................          --         (481,928)       722,892
         Accrued expenses and other liabilities ...........       (74,665)       414,288        206,679
         Foreign exchange difference ......................        (6,664)          --             --
         Amounts payable to related parties ...............       456,460       (703,752)       487,258
         Prepaid rental ...................................          --           28,916         28,683
                                                              -----------    -----------    -----------

   Net cash used in operating activities ..................       (26,606)    (4,034,680)    (1,845,079)
                                                              -----------    -----------    -----------

Cash flow from investing activities:

   Purchase of available-for-sale securities ..............          --       (6,098,426)      (264,688)
   Proceeds from sale of available-for-sale securities ....          --        3,044,970         28,308
   Purchase of property, plant and equipment ..............          --          (91,414)      (158,987)
   Cash acquired on purchase of subsidiary (note 4) .......          --             --           21,940
   Cash given up on the reversal of the purchase
     of a subsidiary ......................................          --         (142,973)          --
   Proceeds from disposal of a subsidiary .................          --            8,657           --
                                                              -----------    -----------    -----------

Net cash used in investing activities .....................          --       (3,279,186)      (373,427)
                                                              -----------    -----------    -----------

(Continued)

See accompanying notes to the consolidated financial statements.




                                           POWERSOFT TECHNOLOGIES, INC.
                                (Formerly known as Heng Fai China Industries, Inc.)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS-continued
                                              (United States Dollars)

                                                                        Year ended December 31,
                                                                   1998           1997           1996
                                                                   ----           ----           ----
Cash flow from financing activities:

   Common stock issued for cash ...........................   $      --      $ 1,620,000    $      --
   Increase in margin loan payable ........................        77,969      2,569,102        243,081
   Repayment of margin loan ...............................          --             --          (28,308)
   Increase in short-term borrowings ......................          --        3,056,287      1,092,930
   Repayment of mortgage loans ............................       (21,287)       (20,446)       (18,770)
   Repayment in long-term payable .........................          --          (45,163)        (2,671)
   Advance from a minority shareholder ....................          --             --        1,047,502
                                                              -----------    -----------    -----------

Net cash provided by financing activities .................        56,682      7,179,780      2,333,764
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ......        30,076       (134,086)       115,258
Cash and cash equivalents at beginning of year ............        36,173        170,259         55,001
                                                              -----------    -----------    -----------

Cash and cash equivalents at end of the year ..............   $    66,249    $    36,173    $   170,259
                                                              ===========    ===========    ===========

Cash paid during the year for:

   Interest ...............................................   $   458,171    $   301,972    $   184,078
                                                              ===========    ===========    ===========

Non-cash financing activities:

   Advances from a related party for investment
     in Duck Farm (note 3) ................................   $      --      $   301,324    $      --
                                                              ===========    ===========    ===========

   Issuance of common stock for consulting services .......   $      --      $   100,000    $ 1,368,567
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

     At December 31, 1998, details of the subsidiary companies, all of which are wholly-owned, are as follows:

                                                                     Place of
                                                                  Incorporation/
                  Name of subsidiary                              Establishment             Principal activities
     ---------------------------------------------                --------------            ---------------------
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

2.   GOING CONCERN-continued

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

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid net of cash acquired, common stock issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries in 1996:

          Fair value of non-cash assets acquired             $    5,083,943
          Cash acquired                                              21,940
          Common stock issued                                      (100,000)
                                                               ------------
          Liabilities assumed                                $    4,105,883
                                                               ============

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

5.   AVAILABLE-FOR-SALE SECURITIES

     The cost and approximate market value of investment securities were as follows:

                                                   As of December 31,
     Corporate equity securities:            1998                   1997
                                             ----                   ----

     Cost                              $   3,795,370         $    3,814,612
     Less:  Gross unrealized losses       (3,356,080)            (2,307,267)
                                         -----------            -----------

     Estimated fair value              $     439,290         $    1,507,345
                                         ===========            ===========
     Carrying value                    $     439,290         $    1,507,345
                                         ===========            ===========

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

6.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                            As of December 31,
                                                           1998          1997
                                                           ----          ----

     Buildings                                        $   639,718   $   722,538
     Leasehold land                                       514,334       580,922
     Furniture and equipment                               11,347        11,347
                                                        ---------    ----------

     Total                                              1,165,399     1,314,807
     Less:  Accumulated depreciation and amortization    (503,594)     (528,887)
                                                        ---------     ---------

                                                      $   661,805   $   785,920
                                                        =========     =========

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

9.   RELATED PARTY TRANSACTIONS

     At the balance sheet date the Company had the following balances with related parties, which are interest-free, payable on demand and unsecured unless otherwise stated:

                                                         As of December 31,
                                                      1998              1997
                                                      ----              ----
     Amounts receivable from:
        Parties related to certain directors    $    15,632        $   18,950
                                                 ==========         =========
     Amounts payable to:
        Certain directors                       $   901,097       $   620,067
        Parties related to certain directors        960,119           284,689
                                                 ----------         ---------
                                                $ 1,861,216       $   904,756
                                                 ==========         =========

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



10.  MORTGAGE LOANS PAYABLE

                                                           As of December 31,
                                                           1998         1997
                                                           -----        ----
     First mortgage, principal due monthly through
        June 15, 2003 with fixed interest at 6.70%      $ 741,857   $  865,594

     Second mortgage, principal payable on demand
        with interest at Canadian prime (6.00% as at
        December 31, 1998) plus 4%                         77,579       87,623
                                                         --------     --------

                                                          819,436      953,217
     Less:  current portion                              (109,159)    (115,251)
                                                         --------     --------
                                                        $ 710,277   $  837,966
                                                         ========     ========


     The mortgage loans are denominated in Canadian dollars. The maturities of the mortgage loans as of December 31, 1999 are as follows:


               1999                      $ 109,159
               2000                         33,596
               2001                         36,019
               2002                         38,474
               2003                        602,188
                                          --------
                                         $ 819,436
                                          ========


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

13.      SEGMENT INFORMATION


                                                   Rental     Investment
For the year ended December 31, 1998               Income       Income       Consolidated
------------------------------------               ------     ----------     ------------

Revenues ..................................   $   307,327    $    13,303    $   320,630
                                                ---------     ----------     ----------
Income (loss) from operations .............        80,714        (25,154)        55,560
General corporate expenses ................                                    (639,889)
Interest Expense ..........................                                    (492,804)
                                                                             ----------
Loss from continuing operations ...........                                  (1,077,133)
                                                                             ----------
Discontinued operations:
   Cement .................................                                       --
   Containers .............................                                       --
   Investment in Duck Farm ................                                       --

Loss from discontinued operations..........                                       --
                                                                             ----------
Loss before income taxes ..................                                 $(1,077,133)
                                                                             ==========
Identifiable assets:
   Continuing operations ..................   $   703,003    $   474,435    $ 1,177,438

   Discontinued operations:
      Cement ..............................                                       --
      Containers ..........................                                       --
      Investment in Duck Farm .............                                       --
                                                                             ----------
                                                                              1,177,438
   Corporate assets .......................                                      38,328
                                                                             ----------
                                                                            $ 1,215,766
                                                                             ==========
Supplemental information
   Depreciation ...........................   $    34,346    $       840    $    35,186
                                               ==========     ==========     ==========
   Capital expenditures ...................   $      --      $      --      $      --
                                               ==========     ==========     ==========


                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

13.    SEGMENT INFORMATION - continued


                                                  Rental     Investment
For the year ended December 31, 1997              Income       Income       Consolidated
------------------------------------              ------     ----------     ------------

Revenues ..................................   $   346,528    $   225,393    $   571,921
                                               ----------     ----------     ----------
Income (loss) from operations .............       116,404        138,794        255,198
General corporate expenses ................                                  (1,163,415)
Interest Expense ..........................                                    (309,201)
                                                                             ----------
Loss from continuing operations ...........                                  (1,217,418)
                                                                             ----------
Discontinued operations:
   Cement .................................                                      (8,342)
   Containers .............................                                      59,232
   Investment in Duck Farm ................                                    (301,324)
                                                                             ----------
Loss from discontinued operations .........                                    (250,434)
                                                                             ----------
Loss before income taxes ..................                                  (1,467,852)
                                                                             ==========
Identifiable assets:
   Continuing operations ..................   $   803,754    $ 1,531,620    $ 2,335,374

   Discontinued operations:
      Cement ..............................                                        --
      Containers ..........................                                        --
      Investment in Duck Farm .............                                        --
                                                                             ----------
                                                                              2,335,374
   Corporate assets .......................                                      52,688
                                                                             ----------
                                                                            $ 2,388,062
Supplemental information:                                                    ==========
   Depreciation ...........................   $    40,320    $       841    $    41,161
                                               ==========     ==========     ==========

   Capital expenditures ...................   $      --      $      --      $      --
                                               ==========     ==========     ==========

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

13.   SEGMENT INFORMATION - continued


                                                  Rental     Investment
For the year ended December 31, 1996              Income       Income       Consolidated
------------------------------------              ------     ----------     ------------

Revenues ..................................   $   336,644    $    92,214    $   428,858
                                               ----------     ----------     ----------
Income (loss) from operations .............        85,883        (59,955)        25,928
General corporate expenses ................                                  (1,966,224)
Interest Expense ..........................                                    (121,436)
                                                                             ----------
Loss from continuing operations ...........                                  (2,061,732)
                                                                             ----------
Discontinued operations:
   Cement .................................                                     (62,487)
   Containers .............................                                    (241,208)
   Investment in Duck Farm ................                                        --
                                                                             ----------
Loss from discontinued operations .........                                    (303,695)
                                                                             ----------
Loss before income taxes ..................                                 $(2,365,427)
                                                                             ==========
Identifiable assets:
   Continuing operations ..................   $   787,920    $   710,307    $ 1,498,227

   Discontinued operations:
      Cement ..............................                                     395,955
      Containers ..........................                                   8,560,939
      Investment in Duck Farm .............                                         --
                                                                             ----------

                                                                            $10,455,121
   Corporate assets .......................                                     170,259
                                                                             ----------
                                                                            $10,625,380
                                                                             ==========
Supplemental information:
   Depreciation ...........................   $    41,395    $       420    $    41,815
                                               ==========     ==========     ==========

   Capital expenditures ...................   $      --      $     3,363    $     3,363
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

13.  SEGMENT INFORMATION - continued

     The  following  is  a  summary  of  information   regarding  the  Company's
     continuing operations by geographical area for each of the three years ended December 31, 1998:

                                         1998            1997             1996
                                         ----            ----             ----
Revenue:
   North America ...............   $    312,119    $    360,030    $    342,112
   Hong Kong ...................          8,511         211,891          86,746
                                   ------------    ------------    ------------
                                   $    320,630    $    571,921    $    428,858
                                   ============    ============    ============

Operating income (loss):
   North America ...............   $     80,714    $    116,404    $     91,351
   Hong Kong ...................       (517,958)       (170,407)       (186,859)
   General corporate expenses ..       (639,889)     (1,163,415)     (1,966,224)
                                   ------------    ------------    ------------

                                   $ (1,077,733)   $ (1,217,418)   $ (2,061,732)
                                   ============    ============    ============

Identifiable assets:
   North America ...............   $    703,003    $    803,754    $    787,920
   PRC .........................           --              --         8,956,894
   Hong Kong ...................        474,435       1,531,620         710,307
   Corporate assets ............         38,328          52,688         170,259
                                   ------------    ------------    ------------

                                   $  1,215,766    $  2,388,062    $ 10,625,380
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

     At  December  31,  1998,  the  minimum  future  rental   commitments  under
     non-cancelable leases payable over the remaining lives of the leases are:


               1999                                $  71,115
               2000                                   71,115
               2001                                   71,115
               2002                                   71,115
               2003                                   71,115
               2004 through 2010                     456,321
                                                    --------
                                                   $ 811,896
                                                    ========

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

16.  SUBSEQUENT EVENTS (RESTATED)

     (a) On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company
          agreed  to  sell  all  of  its   interests  in  the  majority  of  its
          subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai
          H. Chan. On June 18, 1999, the Company agreed to offset the $1,365,278 amount due from related parties against the $3,838,000 note payable. The agreements are subject to shareholder approval.

     (b) On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements have not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock have been canceled.

          At December 31, 1998, the unaudited pro forma effect of the above events as if they had occurred on that date and assuming all notes are converted into common stock is summarized as follows:


                                  December 31,                      December 31,
                                     1998          Pro forma            1998
                                   (actual)       adjustments        (pro forma)
                                  ------------    -----------       -----------
Total assets ................... $ 1,215,766     $   185,690  (1)   $    36,178
                                                  (1,365,278) (2)
                                 ===========     ===========        ===========

Total current liabilities ...... $ 5,283,697     $(4,488,781) (1)   $   794,916

Mortgage loans payable .........     710,277        (710,277) (1)         --

Notes payable ..................        --         3,838,000  (1)     2,472,722
                                                  (1,365,278) (2)
                                 -----------                        -----------
Total liabilities ..............   5,993,974                          3,267,638
                                 -----------                        -----------
Shareholders' deficit            $(4,778,208)      1,546,748  (1)   $(3,231,460)
                                 ===========     ===========        ===========

                          POWERSOFT TECHNOLOGIES, INC.
               (Formerly known as Heng Fai China Industries, Inc.)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-continued
                             (United States Dollars)

16.    SUBSEQUENT EVENTS - continued

               (1) To reflect the effect of the sale of all the interests in majority of its subsidiaries by way of the assumption of the liabilities and the effect of the issuance of the note payable and the conversion of the $1,000,000 note into 20,000,000 common shares of the Company.

               (2) To reflect the effect of setting off the amounts due from related parties with the $3,838,000 note payable. The amounts due from related parties arise from the de-consolidation of the subsidiaries sold and represented intercompany receivables.

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

3.2 Bylaws of registrant, as amended, incorporated by reference from the Company's Annual Report on Form 10K for the year ended December 31, 1996.

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

10.4 Agreement between the Company and SAR Trading Limited, dated January 18, 1999.

10.5 Agreement between the Company and Cyber Construction Co., dated February 12, 1999.

10.6   Assignment Agreement between the Company, SAR Trading Limited and Mr. Fai
       H. Chan, dated June 18, 1999.

10.7 Agreement to Cancel Consulting And Management Agreement between the Company and Tight Hold Investment Limited, dated September 28, 1999.

10.8 Amendment to Asset Sale Agreement between the Company and SAR Trading Limited, dated June 18, 1999.

21     Subsidiaries of the registrant.

27     Financial Data Schedule.