Form 10-Q/A
period 1999-03-31
POWERSOFT TECHNOLOGIES INC
filed 1999-11-08
CIK 4165

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

                                Yes [ ]  No [X]

As of August 4, 1999, 15,559,542 shares of common stock, $.01 par value, were issued and outstanding.

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

         Notes to the Condensed Consolidated Financial Statements ............ 8

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





                               POWERSOFT TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                  (United States Dollars)

LIABILITIES AND SHAREHOLDERS' DEFICIT                                 As of March 31,  As of December 31,
                                                                           1999             1998
                                                                      --------------   ------------------
                                                                       (Unaudited)
Current liabilities:
   Current portion of mortgage loans payable .......................   $   112,285     $   109,159
   Accounts payable ................................................        97,445          96,967
   Margin loan payable (Note 3) ....................................     3,169,075       3,136,264
   Accrued expenses and other liabilities ..........................        38,928          80,091
   Amounts payable to related parties ..............................     2,091,919       1,861,216
                                                                       -----------     -----------

Total current liabilities ..........................................     5,509,652       5,283,697
                                                                       -----------     -----------

Long-term liabilities:
   Mortgage loans payable (Note 4) .................................       719,616         710,277
                                                                       -----------     -----------

     Total liabilities .............................................     6,229,268       5,993,974
                                                                       -----------     -----------

Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ..........................................          --              --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; issued and outstanding 1999
       and 1998 (15,559,542 shares) ................................       155,595         155,595
   Additional paid-in capital ......................................     5,385,296       5,385,296
   Unrealized loss on available-for-sale securities (Note 3) .......    (3,337,253)     (3,356,080)
   Cumulative exchange adjustments .................................         2,932          18,417
   Accumulated deficit .............................................    (7,204,350)     (6,918,936)
                                                                       -----------     -----------

                                                                        (4,997,780)     (4,715,708)
   Common stock issued for consulting services to be received ......          --            62,500
                                                                       -----------     -----------

Total shareholders' (deficit) equity ...............................    (4,997,780)      4,778,208
                                                                       -----------     -----------

Total liabilities and shareholders' (deficit) equity ...............   $ 1,231,488     $ 1,215,766
                                                                       ===========     ===========














See the accompanying notes to the unaudited condensed consolidated financial statements.

                               POWERSOFT TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF
                                  OPERATIONS (UNAUDITED)
                                  (United States Dollars)

                                                                    Three months ended March 31,
                                                                       1999            1998
                                                                       ----            -----
Revenues:
   Rental income ............................................   $     84,166          87,555
   Investment income ........................................            563           2,610
   Other income .............................................          1,580            --
                                                                ------------    ------------

Total revenues ..............................................         83,309          90,165
                                                                ------------    ------------

Expenses:
   Depreciation .............................................          8,797          10,209
   Legal and professional fees ..............................         17,544           1,168
   Consulting fees ..........................................           --            62,500
   Consulting fees paid to a related company ................        125,000         125,000
   Interest expense .........................................        111,939          88,881
   Foreign exchange (gain) loss .............................        (18,827)           --
   Land lease ...............................................         18,224          19,208
   Rental real estate management fees .......................          5,169           5,204
   Utilities ................................................          9,233            --
   Other operating and administrative fees ..................         32,144          45,303
                                                                ------------    ------------

     Total expenses .........................................        328,050         357,473
                                                                ------------    ------------

Net loss ....................................................   $   (222,914)       (267,308)
                                                                ============    ============


Earnings (loss) per share (basic and diluted): ..............   $    (0.014)    $     (0.017)
                                                                ============    ============

Weighted average number of shares of common stock outstanding     15,559,542      15,559,542
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

         None.

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



Date:  November 1, 1999                     POWERSOFT TECHNOLOGIES, INC.,
                                            A Delaware Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Secretary and Treasurer