Form 10-Q/A
period 1999-06-30
POWERSOFT TECHNOLOGIES INC
filed 1999-11-08
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2

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

                          POWERSOFT TECHNOLOGIES, INC.
                                  FORM 10-Q/A-2

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





                               POWERSOFT TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                  (United States Dollars)

LIABILITIES AND SHAREHOLDERS' DEFICIT                                 As of June 30,   As of December 31,
                                                                           1999             1998
                                                                      --------------   ------------------
                                                                       (Unaudited)
Current liabilities:
   Current portion of mortgage loans payable ........................   $   115,303    $   109,159
   Accounts payable .................................................        97,881         96,967
   Margin loan payable (Note 3) .....................................     3,099,607      3,136,264
   Accrued expenses and other liabilities ...........................        13,976         80,091
   Amounts payable to related parties ...............................     2,028,675      1,861,216
                                                                        -----------    -----------
Total current liabilities ...........................................     5,355,442      5,283,697
                                                                        -----------    -----------
Long-term liabilities:
   Mortgage loans payable (Note 4) ..................................       727,096        710,277
                                                                        -----------    -----------

Total liabilities ...................................................     6,082,538      5,993,974
                                                                        -----------    -----------
Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ...........................................          --             --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 15,559,542 shares issued and outstanding ...........       155,595        155,595
   Additional paid-in capital .......................................     5,385,296      5,385,296
   Unrealized loss on available-for-sale securities (Note 3) ........    (3,013,340)    (3,356,080)
   Cumulative exchange adjustments ..................................        19,384         18,417
   Accumulated deficit ..............................................    (7,061,263)    (6,918,936)
                                                                        -----------    -----------
                                                                         (4,514,328)    (4,715,708)
   Common stock issued for consulting services to be received .......          --           62,500
                                                                        -----------    -----------
Total shareholders' (deficit) equity ................................    (4,414,328)    (4,778,208)
                                                                        -----------    -----------
Total liabilities and shareholders' (deficit) equity ................   $ 1,568,210    $ 1,215,766
                                                                        ===========    ===========










See the accompanying notes to the unaudited condensed consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                           OF OPERATIONS (UNAUDITED)
                             (United States Dollars)
                                                                                      Six months ended June 30,
                                                                                     1999                    1998
                                                                                     ----                    ----
Revenues:
   Rental income .........................................................    $    165,365            $    172,751
   Investment income .....................................................             679                   2,879
   Unrealized gain on available-for-sale securities ......................         342,740                    --
   Other income ..........................................................           3,641                    --
                                                                              ------------            ------------

Total revenues ...........................................................         512,425                 175,630
                                                                              ------------            ------------

Expenses:
   Depreciation ..........................................................          17,594                  21,294
   Legal and professional fees ...........................................          18,685                   4,317
   Consulting fees .......................................................            --                    62,500
   Consulting fees paid to a related company .............................         250,000                 250,000
   Interest expense ......................................................         189,662                 214,505
   Land lease ............................................................          37,263                  38,173
   Rental real estate management fees ....................................          10,569                  12,146
   Utilities .............................................................           9,439                    --
   Other operating and administrative fees ...............................          59,040                  76,642
                                                                              ------------            ------------

Total expenses ...........................................................         592,252                 679,577
                                                                              ------------            ------------

Net loss .................................................................    $    (79,827)           $   (503,947)
                                                                              ============            ============

Net earnings (loss) per share (basic and diluted) ........................    $      (0.01)           $      (0.03)
                                                                              ============            ============

Weighted average number of shares of common stock outstanding ............      15,559,542              15,559,542
                                                                              ============            ============













See the accompanying notes to the unaudited condensed consolidated financial statements.

                                    POWERSOFT TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF
                                       OPERATIONS (UNAUDITED)
                                       (United States Dollars)

                                                                               Three months ended June 30,
                                                                               1999                   1998
                                                                               ----                   ----
Revenues:
   Rental income ....................................................   $     81,199           $     85,196
   Investment income ................................................            116                    269
   Unrealized gain on available-for-sale securities .................        323,913                   --
   Other income .....................................................          2,061                   --
                                                                        ------------           ------------

Total revenues ......................................................        407,289                 85,465
                                                                        ------------           ------------

Expenses:
   Depreciation .....................................................          8,797                 11,085
   Legal and professional fees ......................................          1,141                  3,149
   Consulting fees ..................................................           --                     --
   Consulting fees paid to a related company ........................        125,000                125,000
   Interest expense .................................................         77,723                125,624
   Land lease .......................................................         19,039                 18,965
   Rental real estate management fees ...............................          5,400                  6,942
   Utilities ........................................................            206                   --
   Other operating and administrative fees ..........................         26,896                 31,339
                                                                        ------------           ------------

Total expenses ......................................................        264,202                322,104
                                                                        ------------           ------------

Net loss ............................................................   $    143,087           $   (236,639)
                                                                        ============           ============

Net earnings (loss) per share (basic and diluted) ...................   $       0.01           $      (0.02)
                                                                        ============           ============

Weighted average number of shares of common stock outstanding .......     15,559,542             15,559,542
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






                               POWERSOFT TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF
                            CASH FLOWS (UNAUDITED) - continued
                                  (United States Dollars)

                                                                    Six months ended June 30,
                                                                     1999           1998
                                                                     ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of available-for-sale securities ...................   $    --      $    --
   Proceeds from available-for-sale securities .................        --           --
   Purchases of property, plant and equipment ..................     (31,297)        --
                                                                   ---------    ---------
   Net cash used in investing activities .......................     (31,297)        --
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in short-term borrowings ...........................        --           --
   Increase (decrease) in margin loan payable ..................     (36,657)     133,346
   Increase (decrease) in mortgage loan ........................      22,963      (10,061)
                                                                   ---------    ---------
   Net cash provided by (used in) financing activities .........     (13,694)     123,285
                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................     (30,986)      15,738

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ......................................................      66,249       36,173
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $  35,263    $  51,911
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

                          POWERSOFT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1999 (UNAUDITED) - continued

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

The cost and approximate market value of investment securities were as follows:

                                                June 30,            December 31,
                                                  1999                 1998
                                              ---------------      -------------
Corporate equity securities (a):
   Cost                                      $  3,795,370         $  3,795,370
   Less gross unrealized losses                (3,013,340)          (3,356,080)
                                              -----------          -----------
   Estimated fair value                      $    782,030         $    439,290
                                              ===========          ===========
   Carrying value                            $    782,030         $    439,290
                                              ===========          ===========
Margin loan payable (b)                      $  3,099,607         $  3,136,264
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