Form 10-Q
period 1999-09-30
POWERSOFT TECHNOLOGIES INC
filed 1999-11-22
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .
                               -----------    -----------

Commission File Number 000-7619

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

        1281 Alberni Street, Vancouver, British Columbia Canada V6E 4R4
        ---------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code:  (604) 685-8318

 650 West Georgia Street, Suite 1088, Vancouver, British Columbia Canada V6B 4N8
 -------------------------------------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

As of November 9, 1999, 15,559,542 shares of common stock, $.01 par value, were issued and outstanding.

                          POWERSOFT TECHNOLOGIES, INC.

                                    FORM 10-Q

                                     FOR THE

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 1999 and December 31, 1998...........................  3

          Condensed Consolidated Statements of Operations for the
          nine months and three months ended September 30, 1999 and 1998.....  5

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998......................  6

          Notes to the Condensed Consolidated Financial Statements...........  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 12

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................... 16

Signature Page............................................................... 17

                          PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

                                    POWERSOFT TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                       (United States Dollars)


                                                                          September 30,          December 31,
                                                                              1999                   1998
                                                                           -----------           ------------
ASSETS

Current assets:
    Cash and cash equivalents ..........................................  $   22,602             $   66,249

    Available-for-sale securities (note 3) .............................   1,751,950                439,290

    Accounts receivable, trade, less allowance for doubtful
      accounts of $0 in 1999 and 1998 ..................................      31,171                 29,830

    Prepaid and other current assets ...................................      23,237                  2,960

    Amounts receivable from related parties ............................      21,024                 15,632
                                                                          ----------             ----------
    Total current assets ...............................................   1,849,984                553,961

PROPERTY, PLANT AND EQUIPMENT, NET .....................................     668,846                661,805
                                                                          ----------             ----------
Total assets ...........................................................  $2,518,830             $1,215,766
                                                                          ==========             ==========







See accompanying notes to the unaudited consolidated financial statements.


                               POWERSOFT TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                        (Unaudited)
                                  (United States Dollars)


                                                                         September 30,            December 31,
                                                                             1999                     1998
                                                                         -------------            -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Mortgage loans payable - current portion ..........................  $   115,936              $   109,159
    Accounts payable ..................................................       98,031                   96,967
    Margin loan payable (note 5) ......................................    3,060,771                3,136,264
    Accrued expenses and other liabilities ............................       31,821                   80,091
    Amounts payable to related parties ................................    2,679,588                1,861,216
                                                                         -----------              -----------
    Total current liabilities: ........................................    5,986,147                5,283,697
                                                                         -----------              -----------
Long-term liabilities:
    Mortgage loans payable ............................................      718,287                  710,277
                                                                         -----------              -----------
      Total liabilities ...............................................    6,704,434                5,993,974

Commitments and contingencies

Shareholders' deficit:
    Preferred stock, $5 par value, 25,000,000 shares
      authorized; unissued ............................................         --                       --
    Common stock, $.01 par value, 30,000,000 shares
      authorized; issued and outstanding
      1999 and 1998 (15,559,542 shares) ...............................      155,595                  155,595
    Additional paid-in capital ........................................    5,385,296                5,385,296
    Accumulated deficit ...............................................   (7,698,429)              (6,981,436)
    Unrealized loss on available-for-sale securities ..................   (2,043,420)              (3,356,080)
    Cumulative exchange adjustments ...................................       15,354                   18,417
                                                                         -----------              -----------
    Total shareholders' deficit .......................................   (4,185,604)              (4,778,208)
                                                                         -----------              -----------
Total liabilities and shareholders' deficit ...........................  $ 2,518,830              $ 1,215,766
                                                                         ===========              ===========





See accompanying notes to the unaudited consolidated financial statements.

                                           POWERSOFT TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                               COMPREHENSIVE INCOME
                                                    (Unaudited)
                                              (United States Dollars)

                                                             Nine Months Ended September 30,        Three Months Ended September 30,
                                                                 1999                1998                1999                1998
                                                                 ----                ----                ----                ----
Revenues:
    Rental income ..................................       $    250,136             252,180              84,771              79,429
    Investment income (expense) ....................                772             (15,741)                 92             (18,620)
    Other Income ...................................              4,894                --                 1,253                --
                                                           ------------        ------------        ------------        ------------
       Total revenues ..............................            255,802             236,439              86,116              60,809
                                                           ------------        ------------        ------------        ------------
Expenses:
    Depreciation ...................................             29,391              31,941              11,797              10,647
    Legal and professional fees ....................             55,560               9,499              36,875               5,182
    Consulting fees ................................               --                62,500                --                  --
    Consulting fees paid to a
      related company ..............................            375,000             375,000             125,000             125,000
    Interest expense ...............................            324,579             375,410             134,917             160,905
    Land lease .....................................             56,314              56,132              19,051              17,959
    Rental estate
       management fees .............................             15,973              17,214               5,404               5,068
    Utilities ......................................              9,510                --                    71                --
    Other operating and
      administrative expenses ......................            106,468             133,947              47,428              57,305
                                                           ------------        ------------        ------------        ------------
       Total expenses ..............................            972,795           1,061,643             380,543             382,066
                                                           ------------        ------------        ------------        ------------
Net income (loss) ..................................           (716,993)           (825,204)           (294,427)           (321,257)
                                                           ------------        ------------        ------------        ------------

Other comprehensive income
 (loss), net of tax:
    Foreign exchange gain (loss) ...................             (3,063)             11,860              (4,030)             42,270
    Reversal of stock issued for
      consulting services ..........................               --                62,500                --                  --
    Unrealized gain (loss) on
      available for sale securities ................          1,312,660          (1,071,834)            969,920            (626,663)
                                                           ------------        ------------        ------------        ------------
    Other comprehensive income .....................          1,309,597            (997,424)            965,890            (584,393)
                                                           ------------        ------------        ------------        ------------
    Comprehensive income (loss) ....................       $    592,604          (1,822,678)            671,463            (905,650)
                                                           ============        ============        ============        ============
Earnings (loss) per share
  (basic and diluted): .............................       $      (0.05)              (0.05)              (0.02)              (0.02)
                                                           ============        ============        ============        ============
Weighted average number
  of shares of common stock
  outstanding ......................................         15,559,542          15,559,542          15,559,542          15,559,542
                                                           ============        ============        ============        ============



See accompanying notes to the unaudited consolidated financial statements.

                               POWERSOFT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (United States Dollars)


                                                                            Nine Months Ended September 30,
                                                                               1999                  1998
                                                                               ----                  ----
Cash flow from operating activities:
Net loss ..............................................................     $(716,993)             $(825,204)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization .....................................        29,391                 31,941
    Consulting fee paid in common stock ...............................          --                   62,500
  Changes in working capital components:

      Accounts receivable .............................................        (1,341)               (17,897)
      Inventories .....................................................          --                     --
      Prepaid and other current assets ................................       (20,277)                 8,974

      Amounts receivable from related parties .........................        (5,392)                 8,652

      Accounts payable and accrued expenses ...........................       (47,206)               (37,793)
      Accrued interest ................................................          --                   24,487
      Security deposits payable .......................................          --                     (141)
      Amounts payable to related parties ..............................       818,372                641,839
      Exchange difference .............................................        (3,063)                15,211
                                                                            ---------              ---------
      Net cash provided by (used in) operating activities .............        53,491                (87,521)


Cash flow from investing activities:
  Investments in property and equipment ...............................       (36,432)                  --
                                                                            ---------              ---------
      Net cash provided by (used in) investing activities .............       (36,432)                  --
                                                                            ---------              ---------
Cash flow from financing activities:
  Increase (decrease)  in margin loan payable .........................       (75,493)               101,843
  Increase in mortgage loan payable ...................................        14,787                   --
  Mortgage loan repaid ................................................          --                  (17,798)
                                                                            ---------              ---------
      Net cash provided by (used in) financing activities .............       (60,706)                84,045
                                                                            ---------              ---------
Net decrease in cash and cash equivalents .............................       (43,647)                (3,386)

   Cash and cash equivalents at beginning of period ...................        66,249                 36,173
                                                                            ---------              ---------
   Cash and cash equivalents at end of period .........................     $  22,602              $  32,787
                                                                            =========              =========







See accompanying notes to the unaudited consolidated financial statements.

                          POWERSOFT TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

         The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         The unaudited condensed statements of operations for the three and nine month periods ended September 30, 1998 have been reclassified to conform to the 1999 presentation.

2.       GOING CONCERN

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

2.       GOING CONCERN - continued

         The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company.

3.       AVAILABLE-FOR-SALE SECURITIES

         The cost and approximate market value of investment securities were as follows:

                                                 September 30,     December 31,
                                                     1999             1998
                                                 -------------     -----------
          Corporate equity securities:

              Cost                             $   3,795,370        3,795,370
              Less gross unrealized losses        (2,043,420)      (3,356,080)
                                                 -----------       ----------
            Estimated fair value               $   1,751,950          439,290
                                                 ===========       ==========
            Carrying value                     $   1,751,950          439,290
                                                 ===========       ==========

         All investment securities are pledged to secure the Company's margin loan payable (see note 5).

         Included in the above securities are 48,535,276 shares at September 30, 1999, and December 31, 1998, representing 3.9 percent of the outstanding common stock of Heng Fung Holdings Company Limited ("Heng Fung"). These securities were acquired in 1997 at a cost of $3,811,208 and had a carrying value of $1,751,950 at September 30, 1999, and $439,290 at December 31, 1998. Fai H. Chan and Robert Trapp, directors of Heng Fung, are also officers, directors and/or shareholders of the Company.

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

                           POWERSOFT TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (United Stated Dollars)

4.       SALE OF ASSETS

         On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company agreed to issue two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note will be immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note will be convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset $1,365,278 due from related parties against the $3,838,000 note. The agreements with SAR were subject to shareholder approval, which was obtained on November 10, 1999. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

5.       MARGIN LOAN PAYABLE

         The margin loan payable is collateralized by the Company's investment securities with a carrying value of $1,751,950 (1998: $439,290). The loan is payable on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related notes thereto, and other financial information that is included elsewhere herein or incorporated by reference.

Introduction

The Company was originally incorporated in 1958 and until June 1994 had been engaged in a business other than the businesses it presently operates.

The Company owns an apartment building in North Vancouver, British Columbia, and until June 1995 the Company's operations were comprised of that single segment. In 1995 and 1996, the Company, through various subsidiaries, acquired certain interests in People's Republic of China (PRC), including:

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

The Company retained a 19% interest in Min You, but full provisions have been made against the remaining cost of investment in Min You, and 100% of the outstanding capital stock of Vancouver Hong Kong Properties Ltd., which owns and operates the apartment building.

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

SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset $1,365,278 due from related parties against the $3,838,000 note. The agreements with SAR were subject to shareholder approval which was obtained on November 10, 1999. This transaction essentially liquidates the operations of the Company and transfers control of the Company to SAR.

Results of Continuing Operations

Included in other comprehensive income (loss) for the three months ended September 30, 1999 and 1998 is $965,890 and $(584,393) respectively. For the nine months ended September 30, 1999 and 1998, other comprehensive income (loss) was $1,309,597 and $(997,474), respectively. The components of net comprehensive income (loss) were primarily unrealized gains and losses on available for sale securities and currency exchange adjustments.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

There were no significant changes in the revenues and expenses attributable to the operation of the apartment building owned and operated by Vancouver Hong Kong Properties Ltd. between the nine months ended September 30, 1999 and nine months ended September 30, 1998.

Investment income increased from a loss of $15,741 for the nine months ended September 30, 1998 to a gain of $772 for the nine months ended September 30, 1999. The Company did not engage in investment activity during the nine months ended September 30, 1999. This is because of the uncertainty related to the international securities markets. The net investment loss for the nine months ended September 30, 1998 consists primarily of a loss due to the expiration of warrants, net of interest income.

Interest expense decreased from $375,410 for the nine months ended September 30, 1998 to $324,579 for the comparable period in 1999. This is due to the decrease in the interest rate of the margin loans payable. The outstanding balance of margin loans payable amounted to $3,060,771 and $3,136,264 at September 30, 1999 and December 31, 1998, respectively. Other operating and administrative expenses decreased from $133,947 for the nine months ended September 30, 1998 to $106,468 for the nine months ended September 30, 1999. The decrease is primarily due to the implementation of cost control measures regarding expenses.

The Company's net loss was $716,993 for the nine months ended September 30, 1999 as compared to a net loss of $825,204 for the nine months ended September 30, 1998. This trend of lower losses is also reflected in the decrease in the expenses described above.

Three months ended September 30, 1999 as compared to the three months ended September 30, 1998:

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the three months ended September 30, 1999 and three months ended September 30, 1998.

Investment income increased from a loss of $18,620 for the three months ended September 30, 1998 to income of $92 for the three months ended September 30, 1998. The Company did not engage in investment activity during the three months ended September 30, 1999 or 1998. This is because of the uncertainty related to the international securities markets. The net investment loss amounting to

$18,620 for the three months ended September 30, 1998 consists primarily of a loss due to the expiration of warrants.

The Company's net loss was $294,427 for the three months ended September 30, 1999, as compared to a net loss of $321,257 for the three months ended September 30, 1998. The reasons for this trend are the reductions in other operating and administrative expenses and interest expense, and the offsetting increase in legal and professional fees.

Inflation

The effect on inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.


Liquidity and Capital Resources

The net cash provided by operating activities for the nine months ended September 30, 1999 amounted to $53,491. The Company meets its working capital requirements from the proceeds of margin loans and the collection of amounts from related parties.

During the nine months ended September 30, 1999, the Company made additional cash investments in facilities of $36,432.

The net cash used in financing activities amounted to $60,706 for the nine months ended September 30, 1999. This is due primarily to the decrease in the margin loan payable.

The net cash provided by operating activities for nine months ended September 30, 1999 amounted to $53,491. This was primarily due to the operating losses experienced of $716,993, net of an increase in amounts payable to related parties of $818,372.

As discussed in Note 2 of the notes to the condensed consolidated financial statements, the Company's operating losses and deficiency in net tangible assets raise substantial doubts concerning the Company's ability to continue as a going concern. However, the Company's principal shareholder has agreed to continue to provide the Company with necessary financial support.

Regional Economic Developments

Several countries in Asia have recently experienced significant adverse economic developments including substantial exchange rate fluctuations, inflation, social unrest, increased interest rates, reduced economic growth rates, corporate bankruptcies, declines in the market value of shares listed on stock exchanges, emergency loan agreements with the International Monetary Fund and government-imposed austerity measures. To date, neither PRC nor Hong Kong has experienced these developments.

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

The Company has an informal contingency plan for its applications. The Company is working continually with the third party suppliers of software and related services in resolving Year 2000 issues. The Company's formal contingency plans are currently being developed in conjunction with these suppliers. Testing is complete. The Company will continue to monitor the progress of the suppliers in the resolution of Year 2000 issues and continue to evaluate the necessity of an independent contingency plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit No.       Description
         ----------        -----------

            27.1           Financial Data Schedule for September 30, 1999

(b)      Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               POWERSOFT TECHNOLOGIES, INC.




Dated:  November 18, 1999                      By:  /s/ Robert H. Trapp
                                                  ------------------------------
                                                    Robert H. Trapp
                                                    Secretary and Treasurer