Form 10-K
period 1999-12-31
ASIA SUPERNET CORP
filed 2000-05-25
CIK 4165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0 - 7619

                            Asia SuperNet Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                 93-0636333
      ------------------------------          ------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                         1700 Lincoln Street, Suite 3200
                                Denver, Colorado          80203
                --------------------------------------   --------
               (Address of principal executive offices) (Zip Code)

                                 (303) 860-1700
                          -----------------------------
                         (registrant's telephone number)

           Powersoft Technologies Inc. 1281 Alberni Street Vancouver,
                            British Columbia V6E 4R4
           ----------------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

           Title of Each Class:            Name of exchange on which registered:
      $0.001 Par Value common stock                OTC Bulletin Board
      -----------------------------        ------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 15, 2000 the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $1.75 on that date, was approximately $425,460.

As of May 15, 2000, the registrant had outstanding 1,189,005 shares of common stock.

                               INDEX TO FORM 10-K
                                       OF
                            ASIA SUPERNET CORPORATION

                                                                            Page
                                     PART I


Item 1.     Business                                                          3

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               6

                                     PART II

Item 5.     Market for Registrant's Securities and Related
            Stockholder Matters                                               6

Item 6.     Selected Financial Data                                           8

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk        11

Item 8.     Financial Statements                                              12

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                              12

                                    PART III

Item 10.    Directors and Executive Officers of the registrant                13

Item 11.    Executive Compensation                                            14

Item 12.    Security Ownership of Certain Beneficial Owners and Management    15

Item 13.    Certain Relationships and Related Transactions                    16

                                     PART IV

Item 14.    Exhibits and Reports on Form 8-K                                  17

            (a)  Exhibits
            (b)  Reports on Form 8-K

Signatures                                                                    18

                                     PART I

ITEM 1.   BUSINESS

Asia SuperNet Corporation, formerly known as Powersoft Technologies Inc. ("Company") was originally organized in California on March 24, 1958 as Time Saver Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than those it presently operates. In August 1994, the Company changed its corporate domicile to Delaware. In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China Industries, Inc. changed its name to Powersoft Technologies Inc. On December 22, 1999, Powersoft Technologies Inc. was merged into Asia SuperNet Corporation.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note is immediately convertible into 20,000,000 common shares of the Company. The $3,838,000 note is convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai
H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from a related party resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements were subject to shareholder approval, which was obtained on November 10, 1999. SAR is a company wholly owned by Fai H. Chan, an officer, director and shareholder of the Company. The Company intends to focus its future operations on the acquisition of companies operating in the fields of computer technology and the Internet, and telecommunications and financial software applications for the securities industry.

                 Agreement with CyberConstruction Company, Inc.
                 ----------------------------------------------

On February 12, 1999, the Company entered into a Technology License and Services Agreement (the "Agreement") with CyberConstruction Company, Inc. ("Cyber"). Cyber has developed and continues to develop certain software applications, methods, operating procedures, Internet infrastructure design and Internet site template development (collectively the "Technology"). The Agreement grants a nontransferable license to the Company to use and execute this Technology developed by Cyber, along with related services, for the Company's customers. The Company agrees to grant and transfer to Cyber, as a consideration of the license and related services, its preferred stock with a face value of $10 million, as part of an issuance of up to $50 million of its preferred shares. The Company has agreed that upon the sooner of (i) the licensing or acquisition of technologies utilizing the $50 million proceeds from the sale of preferred shares; or (ii) February 13, 2001, the Company will endeavor to meet the listing requirements of Nasdaq for the registration for the preferred stock. The transaction contemplated by the agreement has not yet been consummated and consequently, has not yet been recorded.

                             Historical Information
                             ----------------------

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

                                1997 Divestitures
                                -----------------

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

                             Real Estate Operations
                             ----------------------

The Company operated an apartment building, Lord Highlands Apartments, 260 East 12 Street, North Vancouver, British Columbia, Canada V7L 2J6 ("Apartment Building"), located within the Central Lonsdale area of the City of North Vancouver, British Columbia until its sale to SAR. The Apartment Building consisted of 60 individual residential units of a total of approximately 57,340 square feet. Developments in the immediate area consisted primarily of low to medium density residential units, with commercial development focused along Lonsdale Avenue to the west and the more prominent cross streets such as 13th Street and 15th Street.

                               Segment Information
                               -------------------

Information pertaining to the Company's operating segment is in Footnote 14 in the accompanying consolidated financial statements.

                                    Employees
                                    ---------

The Company currently has no employees

                              Government Regulation
                              ---------------------

The Company is not aware of any government regulations in the United States or Canada which would materially adversely affect its business. The Company's participation in the operations of the Apartment Building were subject to significant governmental regulation in Canada and the Company believes it is in compliance with such regulations to the extent the same are applicable to the Company.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company currently has no ownership or leases of property.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending or ongoing litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1999, the following matters were placed before and approved by the stockholders of the Company as follows:

(1) The stockholders elected the following two directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualify:

                                      For            Withheld           Against
                                      ---            --------           -------

          Fai H. Chan              10,757,921          37,843              0
          Robert H. Trapp          10,757,242          33,521              0

(2) The stockolders agreed to reincorporate the Company by changing the state of incorporation from Delaware to Colorado by the adoption of a Plan and Agreement of Merger pursuant to which the Company will effectuate a 30 to 1 reverse split of its common stock and will be merged with and into Asia SuperNet Corporation, a Colorado corporation, which is a wholly owned subsidiary of the Company formed specifically for the purpose of the reincorporation and which shall be the surviving corporation. There were 8,251,841 votes in favor of the merger; 67,794 votes against the merger; and 41,106 votes abstained.

(3) The stockolders approved an agreement between the Company and SAR Trading Limited ("SAR"), a company wholly owned by Fai H. Chan, an officer, director and majority stockholder of the Company, whereby the Company agreed to sell and SAR agreed to purchase all of the operating subsidiaries of the Company in consideration for which the Company agreed to issue SAR $4,838,000 of convertible debt. There were 8,265,930 votes in favor of the agreement; 52,820 votes against the agreement; and 41,991 votes abstained.


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

                                  Common Stock
                                  ------------

                                             High Bid           Low Bid
                                             ---------          -------
Year ended December 31, 1999:
----------------------------
First Quarter                                $  0.045           $ 0.022
Second Quarter                                  0.024             0.020
Third Quarter                                   0.026             0.018
Fourth Quarter                                  3.660             0.010

                                             High Bid           Low Bid
                                             ---------          -------
Year ended December 31, 1998:
----------------------------
First Quarter                                $  0.245           $ 0.100
Second Quarter                                  0.210             0.120
Third Quarter                                   0.130             0.090
Fourth Quarter                                  0.085             0.050


As of April 18, 2000, there were approximately 1,434 holders of record of the common stock based upon information furnished by OTR/Oxford Transfer & Registrar Securities Agent, the transfer agent for the common stock. The number of record holders does not include holders whose securities are held in street name. The closing price of the common stock as reported on the Bulletin Board on May 15, 2000 was $1.75.

The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements had not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock were canceled.

                   Recent Issuance of Unregistered Securities
                   ------------------------------------------

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was converted into 666,667 common shares of the Company.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its subsidiaries. The selected consolidated financial data in the table for the Company's five years ended December 31, 1999, 1998, 1997, 1996 and 1995, are derived primarily from the consolidated financial statements included elsewhere herein. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the consolidated financial statements of the Company and related notes thereto and other financial information included elsewhere herein. All dollar amounts reflect U.S. Dollars.

                                        1999               1998               1997               1996               1995
                                        ----               ----               ----               ----               ----
Net operating revenues ..........    $    411              7,736              7,801                603            354,952

(Loss) income from
  continuing operations .........    (172,269)          (101,159)          (601,014)        (1,488,244)        (1,880,672)

Total assets ....................      33,671          1,215,766          2,388,062         10,625,380          1,723,856

Long-term obligations:
   Mortgage loans
   payable ......................        --              710,277            837,966            865,594            975,108
   Long-term note payable .......        --                 --                 --               88,744             91,415

Per common share,
basic and diluted:

(Loss) per share from
 continuing operations ..........       (0.33)             (0.19)             (1.21)             (3.72)             (0.18)

Cash dividends per
   common share .................        --                 --                 --                 --                 --


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

Introduction

The primary business of the Company during 1999 was the ownership of an apartment building in North Vancouver, British Columbia and the holding of investments securities in Hong Kong.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was converted into 666,667 common shares of the Company. The $3,838,000 note is convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the amounts due from a related party resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements were approved by the stockholders on November 10, 1999. This transaction essentially liquidated the operations of the Company and transfers control of the Company to SAR.

Results of Operations

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

The Company and its subsidiaries' principal activity during the year ended December 31, 1999 was the operation of a rental property in North Vancouver, British Columbia in Canada and holding of securities investments in Hong Kong.

There were no significant changes in the revenues and expenses attributable to the operation of Vancouver Hong Kong's real estate between the period ended December 31, 1999 and the year ended December 31, 1998. The apartment building is a 60 unit, three-story wood frame building constructed in the late 1960's. Management believed that the monthly rents received from the tenants were reasonably in line with market rents, taking into account the size and condition of the units plus the amenities.

The Company did not engage in investment activity during the year ended December 31, 1999 because of the uncertainty related to the international securities markets.

The legal and professional fees have been increased to $153,675 for the year ended December 31, 1999 from $24,787 for the year ended December 31, 1998. This is due to the corporate restructuring and the sale of all the subsidiaries of the Company to SAR.

On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by the adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet, a Colorado Corporation. The stockholders of Asia SuperNet approved the respective Agreement and Plan of Merger on October 1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999.

Following the Reincorporation Merger, Powersoft ceased to exist and Asia SuperNet became the surviving corporation. By operation of law, all assets and liabilities of Powersoft were vested in Asia SuperNet and Asia SuperNet acquired all of the assets and liabilities of Powersoft. As a result of the Reincorporation Merger, each thirty issued and outstanding shares of Powersoft common stock were converted into one share of Asia SuperNet common stock.

On December 9, 1999, the Company completed the sale of all of its interests in all of the subsidiaries. In consideration for the assumption of the subsidiaries' liabilities by the purchaser, the Company issued $4,838,000 in the form of promissory notes to SAR.

At December 31, 1999, Asia SuperNet became inactive following the disposal of all of its equity interests in its subsidiaries to SAR.

The loss on disposal of subsidiaries amounted to $1,532,747. Revenues from the discontinued operations of the subsidiaries were $324,917 in 1999 and $312,894 in 1998.

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

The Company's net loss from continuing operations was $101,059 for the year ended December 31, 1998, as compared to a net loss of $601,014 for the year ended December 31, 1997. The reasons for the trend are the reductions in the other operating administrative expenses and consulting fees during the year ended December 31, 1998.

Inflation

The effect on inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

Liquidity and Capital Resources

The net cash provided by operating activities for the year ended December 31, 1999 amounted to $100,021. The Company meets its working capital requirements from the collection of amounts from related parties. During the year ended December 31, 1999, the Company did not make additional cash investments in securities or facilities.

The net cash used by financing activities amounted to $109,149 for the year ended December 31, 1999. This is due primarily to the increase in the margin loan payable.

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

Regional Economic Developments

Several countries in Asia have recently experienced significant adverse economic developments including substantial exchange rate fluctuations, inflation, social unrest, increased interest rates, reduced economic growth rates, corporate bankruptcies, declines in the market value of shares listed on stock exchanges, emergency loan agreements with the International Monetary Fund and government-imposed austerity measures. To date, neither the PRC nor Hong Kong have experienced these developments. However, they may occur in the PRC or Hong Kong in the future, which could have a material effect on a Company's financial condition or results of operations.

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

The Company faced two types of market risk: foreign exchange rate risk and equity price risk.

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a financial instrument denominated in a currency other than U.S. dollars, exposure exists from a net open currency position. The Company is then exposed to a risk that the exchange rate may move against it. At December 31, 1999 and 1998, the currency creating foreign currency risk for the Company was the Hong Kong dollar.

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

                                                    December 31, 1999                      December 31, 1998
                                            --------------------------------      ----------------------------------
                                            Fair Value        Carrying Value      Fair Value          Carrying Value
                                            ----------        --------------      ----------          --------------
Foreign Exchange Rate Risk:
--------------------------

Equity Securities denominated
in Hong Kong dollars ...................      $   --             $  --             $ 439,290             $ 439,290

Equity Price Risk:
-----------------

Equity Securities* .....................      $   --             $  --             $ 439,290             $ 439.290

*Includes equity securities denominated in Hong Kong dollars.

Included in the above securities are shares of common stock of Online Credit International Limited, formerly Heng Fung Holdings Company Limited. The securities were held by a wholly-owned subsidiary that was included in the sale to SAR

ITEM 8.   FINANCIAL STATEMENTS

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of all directors and executive officers of the Company are as follows:

Name                   Age       Position
----------------       ---       -----------------------------------------------

Fai H. Chan             55       President, Chief Executive Officer and Director

Robert H. Trapp         44       Secretary, Treasurer and Director


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

                      Committees of the Board of Directors
                      ------------------------------------

The Board of Directors has not established any committees.

             Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, during the year ended December 31, 1999, there were no directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5; other than Fai H. Chan who failed to timely file a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

                           Summary Compensation Table
                           --------------------------

During the year ended December 31, 1999, Heng Fai Management, Inc., a wholly owned subsidiary of the Company, paid $250,000 in consulting and management fees to Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, the Company's chief executive officer.

Name and Principal                Year                            Other Annual
Positions                         Ended      Compensation       Compensation ($)
------------------                -----      ------------       ---------------

Fai H. Chan, President            1999        $ 250,000              --
   CEO, and Director              1998        $ 500,000              --
                                  1997        $ 500,000              --

                               Stock Option Plans
                               ------------------

The Company currently has no stock option plans.

                         Option/SAR Grants in Last Year
                         ------------------------------

There were no options granted during the year ended December 31, 1999.

                   Aggregate Option/SAR Exercises in Last Year
                        And Year-End Options/SAR Values
                   -------------------------------------------

No options were exercised during the year ended December 31, 1999 and there were no unexercised options as of the end of the year ended December 31, 1999.

                              Employment Agreements
                              ---------------------

There are no employment agreements between the Company and its executive officers.

                            Remuneration of Directors
                            -------------------------

Directors do not receive compensation for attendance at meetings of the Board of Directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of May 15, 2000, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding common stock: (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of common stock listed below.

                                                                               % of Outstanding Shares
        Name and Address                             Number of Shares               of Common stock
     of Beneficial Owner (1)                      Beneficially Owned (1)         Beneficially Owned (1)
     ----------------------                       ---------------------        -----------------------

SAR Trading Limited .............................      666,667                            56.07%
Bank of Communications Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Fai H. Chan .....................................      869,884(2)(4)                      73.16%
Bank of Communications Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Robert H. Trapp .................................        3,334                              **
1700 Lincoln Street
32nd Floor
Denver, Colorado 80203

Keow Y. Chan ....................................      749,216(3)(4)                      63.01%
Unit B, 13th Floor
Lippo, Leighton Tower
103-109 Leigton Road
Causeway Bay, Hong Kong

All Executive Officers & Directors
   As a Group (2 Persons)(5) ....................      873,218                            73.44%

-----------------------------
**   Less than 1%

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

(2) Includes 193,335 shares owned of record by Mr. Chan. Also includes (i) 1,250 shares of common stock held by Inter-Asia Equities, Inc. ("Inter-Asia"); (ii) 8,632 shares of common stock held by Excess Pension Fund, Inc. (Fund) and (iii) 666,667 shares of common stock held by SAR. Mr. Chan owns 100% of SAR. Mr. Chan is an officer, director and stockholder of Inter-Asia, and a beneficial owner of the Fund. Excludes the 72,667 shares owned of record by Mr. Chan's wife. See Footnote (3) below.

(3) Includes (i) 8,632 shares of common stock held by the Fund and 1,250 shares of common stock held by Inter-Asia. Ms. Chan is the president and a director of Inter-Asia, and a beneficial owner of the Fund. Excludes 193,335 shares owned of record by Ms. Chan's husband, Fai H. Chan. See Footnote (2) above.

(4) In the event that Mr. Chan is deemed to beneficially own all of the shares owned of record by his spouse, Mr. Chan would be deemed to beneficially own 942,551 shares or approximately 79.27% of the outstanding common stock of the Company.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that is to be issued pursuant to the agreements with SAR. Because the agreements had not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock were canceled.

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

The Company owned 48,535,276 shares of common stock of Heng Fung Holdings Company Limited. Messrs. Chan, and Trapp (officers, directors and/or stockholders of the Company) are officers, directors and /or stockholders of such company.

At December 31, 1999, 1998 and 1997, the second mortgage of $77,579 and related interest payable of $25,368 and $38,623, respectively, were payable to the Silverstein Foundation, Inc., a Panama company, in which Mr. Fai H. Chan's children have beneficial ownership interests. The related interest expense was $8,258 in 1999, $8,269 in 1998, $7,774 in 1997 and $8,947 in 1996.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited ("SAR") wherein SAR agreed to buy and the Company agreed to sell all of its interests in the majority of its subsidiaries for approximately $4,838,000 in the form of the assumption of certain liabilities. In consideration of the assumption of liabilities, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was converted into 666,667 common shares of the Company. The $3,838,000 note is convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR. SAR is owned 100% by Fai H. Chan. On June

18, 1999, the Company agreed to offset the amount due from a related party resulting from the sale, of $1,365,278 with the $3,838,000 note payable. The agreements were subject to shareholder approval.

On February 5, 1999, 13,700,000 shares of common stock of the Company were issued erroneously to SAR in exchange for a portion of the debt that was to be issued pursuant to the agreements with SAR. Because the agreements had not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock were canceled.

Heng Fai Management, Inc., a wholly owned subsidiary of the Company, entered into a consultation and management agreement with Tight Hold Investment Limited, a company wholly owned by Fai H. Chan, president and chief executive officer of the Company. The term of this agreement is for ten years having commenced November 1, 1996 and ending October 31, 2006. The remuneration the Company shall pay for services rendered pursuant to this agreement is as follows: (i) the sum of $500,000 per year for the duration of the agreement, a rate of $41,667 per month; and (ii) upon the Company meeting NASDAQ National Market System ("NASDAQ") requirements of having $4,000,000 in net tangible assets, and obtaining the other requirements which allow the Company's stock to be marginal on NASDAQ and having declared at least a minimum $0.10 per share earning and $0.05 dividend to common shareholders, the fee shall increase to $1,000,000 per year for the duration of the agreement, a rate of $83,333 per month. This agreement was terminated during June 1999. During 1999, Tight Hold Investment was paid $250,000.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Financial Statement Schedules

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page

   Independent Auditors' Report                                             F-1
   Consolidated Balance Sheets as of December 31, 1999 and 1998             F-2
   Consolidated Statements of Income and Comprehensive Income for
        each of the three years in the period ended December 31, 1999       F-4
   Consolidated Statements of Stockholders' Equity  (Deficit) for each
       of the three years in the period ended December 31, 1999             F-6
   Consolidated Statements of Cash Flows for each of the three years
       in the period ended December 31, 1999                                F-7
   Notes to Consolidated Financial Statements                               F-9

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)(2)  Financial Statement Schedules.  None.

(a)(3)  Exhibits. See "EXHIBIT INDEX" on page 19.

(b) Current Reports on Form 8-K

On December 13, 1999, the Company filed a Current Report on Form 8-K dated December 9, 1999, under Items 2 and 7, to report the sale of all of the Company's interests in the majority of its subsidiaries to SAR Trading Limited.

On January 5, 2000, the Company filed a Current Report on Form 8-K dated December 22, 1999, under Item 5 to report the re-incorporation of Powersoft Technologies Inc. under the laws of Colorado pursuant to an Agreement and Plan of Merger between Powersoft Technologies Inc. and Asia SuperNet Corporation.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ASIA SUPERNET CORPORATION,
                                   a Colorado corporation.

                                   By: /s/ Fai H. Chan
                                      --------------------------------------
                                      Fai H. Chan, President

                                   Date:     May 24, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 24, 2000                By: /s/ Fai H. Chan
                                      ----------------------------------------
                                      Fai H. Chan, President, CEO and Director



Date:  May 24, 2000                By: /s/ Robert H. Trapp
                                       ----------------------------------------
                                       Robert H. Trapp, Secretary, Treasurer
                                         and Director

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ASIA SUPERNET CORPORATION
(Formerly known as Powersoft Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of Asia SuperNet Corporation (the "Company") and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Asia SuperNet Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, negative working capital and shareholders' capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU


Hong Kong
May 23, 2000



                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                                     CONSOLIDATED BALANCE SHEETS
                                       (United States Dollars)

                                                                                   As of December 31,
                                                                            ----------------------------
ASSETS                                                                      1999                    1998
------                                                                      ----                    ----
Current assets:
   Cash and cash equivalents ......................................   $    9,176               $   44,949

   Available-for-sale securities (Note 5) .........................         --                    439,290

   Accounts receivable, trade, net of allowance for
     doubtful accounts of $0 in 1999 and 1998 .....................         --                     29,830

   Prepaid and other current assets ...............................       21,301                   24,260

   Amounts receivable from related parties (Note 9) ...............         --                     15,632
                                                                      ----------               ----------

   Total current assets ...........................................       30,477                  553,961


Property, plant and equipment, net (Note 6) .......................        3,194                  661,805
                                                                      ----------               ----------

Total assets ......................................................   $   33,671               $1,215,766
                                                                      ==========               ==========











See accompanying notes to the consolidated financial statements.







                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                                CONSOLIDATED BALANCE SHEETS-continued
                                       (United States Dollars)

                                                                                   As of December 31,
                                                                            ----------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT                                       1999                    1998
-------------------------------------                                       ----                    ----
Current liabilities:
   Mortgage loans payable - current portion (Note 11) .............  $      --               $   109,159
   Accounts payable ...............................................      123,821                  96,967
   Margin loan payable (Note 8) ...................................         --                 3,136,264
   Promissory notes payable to a related party (Note 10) ..........    2,472,722                    --
   Accrued expenses and other liabilities .........................       82,182                  80,091
   Amounts payable to related parties (Note 9) ....................       72,738               1,861,216
                                                                     -----------             -----------

   Total current liabilities: .....................................    2,751,463               5,283,697
                                                                     -----------             -----------

Long-term liabilities:
   Mortgage loans payable (Note 11) ...............................         --                   710,277
                                                                     -----------             -----------

Shareholders' deficit:
   Preferred stock, $0.001 par value, 300,000,000 shares
     authorized; unissued .........................................         --                      --
   Common stock, $0.001 par value, 900,000,000 shares
     authorized; 1,189,005 shares issued and outstanding ..........        1,189                    --
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 15,559,542 issued and outstanding (Note 12) ......         --                   155,595
   Additional paid-in capital .....................................    6,539,702               5,385,296
   Accumulated deficit ............................................   (9,258,683)             (6,981,436)
   Unrealized loss on available-for-sale securities (Note 5) ......         --                (3,356,080)
   Cumulative exchange adjustments ................................         --                    18,417
                                                                     -----------             -----------

Total shareholders' deficit .......................................   (2,717,792)             (4,778,208)
                                                                     -----------             -----------


Total liabilities and shareholders' deficit .......................  $    33,671             $ 1,215,766
                                                                     ===========             ===========




See accompanying notes to the consolidated financial statements.


                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (United States Dollars)

                                                                                    Year ended December 31,
                                                                       ----------------------------------------------
                                                                       1999                 1998                 1997
                                                                       ----                 ----                 ----
Revenues:
      Interest ................................................  $       411          $       236          $       301
      Rental income ...........................................         --                  7,500                7,500
                                                                 -----------          -----------          -----------

Total revenues ................................................          411                7,736                7,801
                                                                 -----------          -----------          -----------

Expenses:
   Depreciation ...............................................        4,790                 --                   --
   Legal and professional fees ................................      153,675               24,787              120,855
   Consulting fees (Note 7) ...................................         --                 62,500              272,250
   Investment banking fees ....................................         --                   --                164,252
   Traveling ..................................................         --                   --                  2,227

   Other operating and administrative expenses ................       14,215               21,508               49,231
                                                                 -----------          -----------          -----------

Total expenses ................................................      172,680              108,795              608,815
                                                                 -----------          -----------          -----------

Loss from continuing operations ...............................     (172,269)            (101,059)            (601,014)
                                                                 -----------          -----------          -----------
(Continued)











See accompanying notes to the consolidated financial statements.







                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                                CONSOLIDATED STATEMENTS OF INCOME AND
                                   COMPREHENSIVE INCOME-continued
                                       (United States Dollars)
                                                                                    Year ended December 31,
                                                                       ----------------------------------------------
                                                                       1999                 1998                 1997
                                                                       ----                 ----                 ----
Discontinued operations (Note 3)

   Loss from discontinued operations ..........................  $  (572,231)         $  (976,074)         $  (616,404)
   Loss on disposal of discontinued operations ................   (1,532,747)                --                   --
   Loss from Cangzhou cement ..................................         --                   --               (157,117)
   Gain on disposal of Cangzhou cement ........................         --                   --                148,775
   Loss from Wuhan ............................................         --                   --               (248,210)
   Gain on reversal of Wuhan acquisition ......................         --                   --                307,442
   Share of loss for the investment in Duck Farm ..............         --                   --               (107,229)
   Loss on disposal of the investment in Duck Farm ............         --                   --               (194,095)

                                                                 -----------          -----------          -----------

Loss from discontinued operations .............................   (2,104,978)            (976,074)            (866,838)
                                                                 -----------          -----------          -----------

Loss before income taxes ......................................   (2,277,247)          (1,077,133)          (1,467,852)
Provision for income taxes (Note 13) ..........................         --                   --                   --
                                                                 -----------          -----------          -----------

Loss before minority interest .................................   (2,277,247)          (1,077,133)          (1,467,852)
Minority interest from discontinued operations ................         --                   --                 74,463
                                                                 -----------          -----------          -----------

Net loss ......................................................   (2,277,247)          (1,077,133)          (1,393,389)
                                                                 -----------          -----------          -----------

Other comprehensive income (loss), net of tax:
   Foreign exchange adjustments ...............................         --                 16,901               (5,452)
   Unrealized loss on available-for-sale securities ...........         --             (1,048,813)          (2,228,442)
                                                                 -----------          -----------          -----------

Other comprehensive loss ......................................         --             (1,031,912)          (2,233,894)
                                                                 -----------          -----------          -----------

Comprehensive loss ............................................  $(2,277,247)         $(2,109,045)         $(3,627,283)
                                                                 ===========          ===========          ===========

Loss per share (basic and diluted):
   From continuing operations .................................  $     (0.33)         $     (0.19)         $     (1.21)
   Effect of discontinued operations ..........................        (3.97)               (1.87)               (1.60)
                                                                  -----------         -----------          -----------

   Net loss per share .........................................  $     (4.30)         $     (2.06)         $     (2.81)
                                                                 ===========          ===========          ===========

Weighted average number of shares of
   common stock outstanding ...................................      529,644              522,338              495,770
                                                                 ===========          ===========          ===========


See accompanying notes to the consolidated financial statements


                                          ASIA SUPERNET CORPORATION.
                                (Formerly known as Powersoft Technologies Inc.)
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                            (United States Dollars)

                                               Common stock
                                         ------------------------      Additional
                                         Number                          paid-in       Accumulated
                                         of shares         Amount        capital         deficit
                                         ---------         ------      ----------      -----------
At December 31, 1996 .............     11,986,814    $    119,868    $  4,701,023    $ (4,510,914)

Private placements
   (Note 12) .....................      1,700,000          17,000       1,003,000            --
Private placements
   (Note 12) .....................      2,500,000          25,000         575,000            --
Issue to effect a
   consulting
   agreement (Note 12) ...........        100,000           1,000          99,000            --
Amortization of
   consulting fees ...............           --              --              --              --
Redemption to reverse
   the purchase
   of a subsidiary
   (Note 12) .....................       (727,272)         (7,273)       (992,727)           --
Net loss .........................           --              --              --        (1,393,389)
Other comprehensive loss:
  Unrealized loss on
    securities available-
    for-sale .....................           --              --              --              --
                                     ------------    ------------    ------------    ------------

At December 31, 1997 .............     15,559,542         155,595       5,385,296      (5,904,303)

Amortization of ..................           --              --              --              --
  consulting fees
Net loss .........................           --              --              --        (1,077,133)
Other comprehensive income (loss):
  Unrealized loss
    on securities
    available-for-sale ...........           --              --              --              --
  Foreign exchange
    translation
    adjustment ...................           --              --              --              --
                                     ------------    ------------    ------------    ------------

At December 31, 1998 .............     15,559,542         155,595       5,385,296      (6,981,436)

Reverse stock split (Note 12) ....    (15,037,204)       (155,072)        155,072            --
Conversion of promissory
  note ...........................        666,667             666         999,334            --
Net loss .........................           --              --              --        (2,277,247)
Other comprehensive income (loss):
  Unrealized loss on
    securities available
    for sale .....................           --              --              --              --
  Foreign exchange
    translation adjustment .......           --              --              --              --
                                     ------------    ------------    ------------    ------------
At December 31, 1999 .............      1,189,005    $      1,189    $  6,539,702    $ (9,258,683)
                                     ============    ============    ============    ============




See accompanying notes to the consolidated financial statements.


                                    F - 6(a)



                                           Accumulated other
                                        comprehensive income (loss)
                                        ---------------------------
                                         Unrealized                    Common stock
                                           loss on                       issued for
                                        available for    Cumulative      consulting
                                            sale          exchange     services to be
                                         securities      adjustments      received          Total
                                        -------------   ------------   --------------       -----
At December 31, 1996 .............   $    (78,825)   $      6,968    $   (234,750)   $      3,370

Private placements
   (Note 12) .....................           --              --              --         1,020,000
Private placements
   (Note 12) .....................           --              --              --           600,000
Issue to effect a
   consulting
   agreement (Note 12) ...........           --              --           100,000            --
Amortization of
   consulting fees ...............           --              --           272,250         272,250
Redemption to reverse
   the purchase
   of a subsidiary
   (Note 12) .....................           --            (5,452)           --        (1,005,452)
Net loss .........................           --              --              --        (1,393,389)
Other comprehensive loss:
  Unrealized loss on
    securities available-
    for-sale .....................     (2,228,442)           --              --        (2,228,442)
                                     ------------    ------------    ------------    ------------

At December 31, 1997 .............     (2,307,267)          1,516         (62,500)     (2,731,663)

Amortization of ..................           --              --            62,500          62,500
  consulting fees
Net loss .........................           --              --              --        (1,077,133)
Other comprehensive income (loss):
  Unrealized loss
    on securities
    available-for-sale ...........     (1,048,813)           --              --        (1,048,813)
  Foreign exchange
    translation
    adjustment ...................           --            16,901            --            16,901
                                     ------------    ------------    ------------    ------------

At December 31, 1998 .............     (3,356,080)         18,417            --        (4,778,208)

Reverse stock split (Note 12) ....           --              --              --              --
Conversion of promissory
  note ...........................           --              --              --         1,000,000
Net loss .........................           --              --              --        (2,277,247)
Other comprehensive income (loss):
  Unrealized loss on
    securities available
    for sale .....................      3,356,080            --              --         3,356,080
  Foreign exchange
    translation adjustment .......           --           (18,417)           --           (18,417)
                                     ------------    ------------    ------------    ------------
At December 31, 1999 .............   $       --      $       --      $       --      $ (2,717,792)
                                     ============    ============    ============    ============



See accompanying notes to the consolidated financial statements.

                                    F - 6(b)



                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (United States Dollars)

                                                                                              Year ended December 31,
                                                                                   ----------------------------------------------
                                                                                   1999                 1998                 1997
                                                                                   ----                 ----                 ----
Cash flow from operating activities:
   Net loss .........................................................         $(2,277,247)         $(1,077,133)         $(1,393,389)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Minority interest ............................................                --                   --                (74,463)
       Depreciation and amortization ................................              39,563               35,186              208,214
       Consulting fees ..............................................             377,079              562,500              772,250
       Available-for-sale securities written off ....................                --                 19,242                 --
       Provision for stock obsolescence .............................                --                   --                   --
       Loss (gain) on disposal of a subsidiary ......................           1,532,747                 --               (148,775)
       Gain on the reversal of the purchase
         of a subsidiary ............................................                --                   --               (307,442)
       Loss on investment in Duck Farm ..............................                --                   --                301,324
       Changes in working capital components:
         Accounts receivable ........................................                (703)             (22,309)          (3,033,177)
         Inventories ................................................                --                   --              2,364,197
         Prepaid and other current assets ...........................               1,004                7,893             (799,162)
         Amounts receivable from related parties ....................              (5,392)               3,318           (1,653,988)
         Value added taxes recoverable ..............................                --                   --               (177,674)
         Accounts payable ...........................................              47,824               48,266              649,881
         Bills payable ..............................................                --                   --               (481,928)
         Accrued expenses and other liabilities .....................              36,267              (74,665)             414,288
         Foreign exchange difference ................................              (6,071)              (6,664)                --
         Amounts payable to related parties .........................             354,950              456,460             (703,752)
         Prepaid rental .............................................                --                   --                 28,916
                                                                              -----------          -----------          -----------

Net cash provided by (used in) operating activities .................             100,021              (47,906)          (4,034,680)
                                                                              -----------          -----------          -----------

Cash flow from investing activities:
   Purchase of available-for-sale securities ........................                --                   --             (6,098,426)
   Proceeds from sale of available-for-sale securities ..............                --                   --              3,044,970
   Purchase of property, plant and equipment ........................                --                   --                (91,414)
   Cash given up on the reversal of the purchase
     of a subsidiary ................................................                --                   --               (142,973)
   Proceeds from disposal of a subsidiary ...........................                --                   --                  8,657
   Cash of subsidiary disposed of (Note 4) ..........................             (26,645)                --                   --
                                                                              -----------          -----------          -----------

Net cash used in investing activities ...............................             (26,645)                --             (3,279,186)
                                                                              -----------          -----------          -----------
(Continued)



See accompanying notes to the consolidated financial statements.






                                      ASIA SUPERNET CORPORATION
                           (Formerly known as Powersoft Technologies Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS-continued
                                       (United States Dollars)

                                                                                              Year ended December 31,
                                                                                   ----------------------------------------------
                                                                                   1999                 1998                 1997
                                                                                   ----                 ----                 ----
Cash flow from financing activities:
   Common stock issued for cash .....................................         $      --            $      --            $ 1,620,000
   Increase in margin loan payable ..................................                --                 77,969            2,569,102
   Repayment of margin loan .........................................             (75,493)                --                   --
   Increase in short-term borrowings ................................                --                   --              3,056,287
   Repayment of mortgage loans ......................................             (33,656)             (21,287)             (20,446)
   Repayment of long-term payable ...................................                --                   --                (45,163)
                                                                              -----------          -----------          -----------

Net cash provided by (used in) financing activities .................            (109,149)              56,682            7,179,780
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents ................             (35,773)               8,776             (134,086)
Cash and cash equivalents at beginning of year ......................              44,949               36,173              170,259
                                                                              -----------          -----------          -----------

Cash and cash equivalents at end of the year ........................         $     9,176          $    44,949          $    36,173
                                                                              ===========          ===========          ===========

Cash paid during the year for:

   Interest .........................................................         $   352,463          $   458,171          $   301,972
                                                                              ===========          ===========          ===========

Non-cash financing activities:

   Advances from a related party for investment
     in Duck Farm (Note 3) ..........................................         $      --            $      --            $   301,324
                                                                              ===========          ===========          ===========

   Issuance of common stock for consulting services .................         $      --            $      --            $   100,000
                                                                              ===========          ===========          ===========

   Issuance of common stock for convertible
     promissory note (Note 10) ......................................         $ 1,000,000          $      --            $      --
                                                                              ===========          ===========          ===========

   Issuance of convertible promissory notes (Note 12) ...............         $ 3,472,722          $      --            $      --
                                                                              ===========          ===========          ===========

Assignment of amount due from a related party (Note 3) ..............         $ 1,365,278          $      --            $      --
                                                                              ===========          ===========          ===========





See accompanying notes to the consolidated financial statements.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

1.   ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

     On March 23, 1998, the Company changed its name from Heng Fai China Industries, Inc. to Powersoft Technologies Inc. (Powersoft).

     Reincorporation Merger

     On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet Corporation (Asia SuperNet), a Colorado Corporation. The shareholders of Asia SuperNet approved the respective Agreement and Plan of Merger on October 1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999.

     Following the Reincorporation Merger, Powersoft ceased to exist and Asia SuperNet became the surviving corporation. By operation of law, all the assets and liabilities of Powersoft were vested in Asia SuperNet and Asia SuperNet acquired all of the assets and liabilities of Powersoft. As a result of the Reincorporation Merger, each thirty issued and outstanding shares of Powersoft common stock were converted into one share of Asia SuperNet common stock (See Note 12).

     At December 31, 1999, Asia SuperNet became inactive following the disposal of all of its equity interests in its subsidiaries to SAR Trading Limited
     (SAR). (See Note 3). In consideration of the assumption of liabilities, by SAR, the Company issued $3,472,722 in the form of promissory notes and assigned a debt of $1,365,278 to SAR. (See Note 10).

     Prior to the disposal in 1999, the Company and its subsidiaries principal activity was the operation of a rental property in North Vancouver, British Columbia in Canada. See Note 14 for information on the geographic location of the Company's assets.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     The following identifies the wholly owned subsidiaries which were disposed of in the sale of SAR:

                                                             Place of
                                                           Incorporation/
        Name of subsidiary                                 Establishment                Principal activities
        ------------------                                 -------------                --------------------

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

2.   GOING CONCERN AND MANAGEMENT'S PLANS

     These consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has negative working capital and deficiency of stockhiolders' capital. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

     The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, Fai H. Chan, who has signed a letter of financial support to the Company to provide adequate funds to meet the Company's liabilities as they fall due.

     The Company is currently developing a business plan and intends to focus its future operations on the acquisition of companies operating in the fields of computer technology and the internet, and telecommunications and financial software applications for the securities industry. The Company is currently seeking appropriate investment and fundraising opportunities.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

3.   ACQUISITIONS, REVERSAL AND DISPOSAL

     On September 4, 1996, through a wholly-owned subsidiary, the Company acquired a 70% interest in Wuhan Monkey King Container Co., Ltd. (Wuhan) in exchange for 727,272 shares of the Company's restricted common stock. Wuhan is a joint venture incorporated in the People's Republic of China (PRC).

     As a result of the unsatisfactory performance of Wuhan in both 1996 and 1997, the Company effected an agreement on December 29, 1997 to reverse the acquisition by returning a 70% interest in Wuhan to redeem the 727,272 shares of restricted common stock previously issued for the acquisition. The 1997 results of Wuhan have been disclosed under discontinued operations and the comparative financial statements have been restated accordingly. In 1998, the change in ownership in Wuhan was approved by the relevant government authorities in PRC. Revenues from the discontinued operations in Wuhan were $2,934,871 in 1997.

     Heng Fai Asia, through its wholly-owned subsidiary, Cangzhou Min You Cement Co., Ltd. (the Cangzhou Cement) formed in January 1995 exercised its option to enter into a lease, for a period of five years commencing January 1, 1995, of a production line at the Hebei Cangzhou City Chemical Corporation Factory (the Cangzhou Factory). Cangzhou Cement was entitled to lease the production line for five years.

     On December 10, 1997, the Company disposed of a 75% and a 6% interest in the Cangzhou Cement to the Chinese joint venture partner and an unaffiliated company for a total consideration of $8,657. At December 31, 1997, the Company's interest in Cangzhou Cement had been reduced from 100% to 19% and full provision was made against the remaining cost of investment in the Cangzhou Cement. The change in ownership in Cangzhou Cement has been approved by the relevant government authorities in PRC. Revenues from the discontinued operation in Cangzhou Cement were $306,398 in 1997.

     In January 1997, the Company acquired from Fai H. Chan, an officer, director and shareholder of the Company, 100% of the issued ordinary share capital of Greatly Hong Kong Limited (Greatly HK) in exchange for nominal consideration. Greatly HK had a 25% interest in Hebei Cherry Valley Duck Ltd. (Duck Farm), a cooperative joint venture established in the PRC which was engaged in the management and operation of a duck farm in PRC. The investment was wholly financed by an interest free, short-term advance from Fai H. Chan. Other than the investment in the Duck Farm and the advance from Fai H. Chan, Greatly HK had no other material assets and liabilities or operations at the time of acquisition.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     As a result of the unsatisfactory performance of the Duck Farm, Greatly HK effected an agreement in December 1997 to dispose of its 25% interest in the Duck Farm. In 1998, the change in ownership in the Duck Farm was approved by the relevant government authorities in PRC. The share of 1997 results and the loss on disposal of the Duck Farm have been disclosed under discontinued operations.

     On March 3, 1997, the Company acquired from Fai H. Chan, an officer, director and shareholder of the Company, 100% of the issued ordinary share capital of Heng Fai China Industries Acquisition Limited (Heng Fai Acquisition) in exchange for nominal consideration. Heng Fai Acquisition had an option to form a cooperative joint venture in the PRC, but otherwise had no material assets and liabilities or operations at the time of acquisition.

     Heng Fai Acquisition had entered into a conditional agreement (the Agreement) with an unaffiliated party in PRC, (the PRC Party) to establish a joint venture, in Zhangjiagang Free Trade Zone, PRC. However, the Agreement was not completed and the registration of the joint venture was canceled during 1997.

     On January 18, 1999, the Company entered into an agreement with SAR wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares of the Company at a fixed rate of $0.05 per share (See Note 12). The $3,838,000 note is convertible into shares of common stock of the Company, in minimum increments of $250,000 each, at the average 15 day trading price at the option of the Company by giving seven trading days notice in writing to SAR (See Note 10). SAR is owned 100% by Fai H. Chan. On June 18, 1999, the Company agreed to offset the $1,365,278 amount due from a related party against the $3,838,000 note payable. The agreements were subject to shareholder approval, which was obtained on November 10, 1999. The Company completed the sale on December 9, 1999.

     The following supplemental schedule summarizes the disposal of equity interests in subsidiaries in 1999:

          Net liabilities assumed by buyer                        $  3,305,253
          Promissory notes issued by seller                         (3,472,722)
          Assignment of amount due from a related party             (1,365,278)
                                                                  ------------

          Loss on disposal of subsidiaries                        $  1,532,747
                                                                  ============

     Revenues from the discontinued operations of the subsidiaries were primarily rental income, of $324,917 in 1999, $312,894 in 1998 and $564,120 in 1997. Expenses incurred in 1999 were interest expense on short term debt of $352,463 and consultancy fees paid to a related party of $250,000. (See
     Note 9).

                            ASIA SUPERNET CORPORATION
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following sets forth the significant accounting principles utilized in the preparation of the consolidated financial statements:

     Principles of consolidation - The consolidated financial statements of Asia SuperNet include the assets, liabilities, revenues and expenses of the Company and all its subsidiaries. All material intercompany transactions and balances have been eliminated.

     Cash and cash equivalents - The Company's cash and cash equivalents include cash on hand and short-term bank deposits, with original maturities of three months or less.

     Investment securities - The Company had classified the marketable equity securities it held as available-for-sale. Accordingly, pursuant to Statement of Financial Accounting Standard No. 115 the securities were measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of equity.

     Property, plant and equipment - Properties, plant and equipment are stated at cost. Depreciation and amortization is based on the respective estimated useful lives as calculated on the following bases:

          Building in Canada          5% declining balance method

          Leasehold land              Amortized over the term of the lease using
                                        the straight line method

          Furniture and equipment     10% to 20% straight line method

     Upon sale or retirement, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is included in income.

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

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     Revenue recognition - Rental income is recognized on a straight-line basis over the periods of the leases. Investment income from the sale of securities is recognized on the transaction date when title of the securities has passed. Dividend income from investments is recognized when shareholders' rights to receive payment have been established.

     Income taxes - Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the currently enacted tax rates.

     Loss per common share - Basic loss per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share would not be different than basic loss per common share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations. As a result of the Reincorporation Merger, all loss per share information included in these consolidated financial statements have been retroactively adjusted.

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

     Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all charges in equity except those resulting from investments by owners and distributions to owners.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     New accounting standards not yet adopted - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for years beginning after June 15, 1999, although early adoption was permitted. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which provides the effective date is for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet completed the analysis of the impact of these statements on the consolidated financial statements.

5.   AVAILABLE-FOR-SALE SECURITIES

     The cost and approximate market value of investment securities were as follows as of December 31, 1998:

          Marketable equity securities:               1999              1998
                                                      ----              ----

          Cost                                    $     --        $   3,795,370
          Less:  Gross unrealized losses                --           (3,356,080)
                                                   -----------      -----------

          Estimated fair value                    $     --        $     439,290
                                                   ===========      ===========

          Carrying value                          $     --        $     439,290
                                                   ===========      ===========

     Included in the above securities are 48,535,276 shares, at December 31, 1998, representing 3.9% of the outstanding common stock of Online Credit International Limited, formerly Heng Fung Holdings Company Limited, ("Online International"). These securities were acquired in 1997 at a cost of $3,814,612 and had a carrying value of $439,290 at December 31, 1998. Fai H. Chan and Robert H. Trapp, directors of Online International, are also officers, directors and/or shareholders of the Company. These were disposed of in the sale of assets to SAR.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                              December 31,
                                                         ---------------------
                                                         1999            1998
                                                         ----            ----

     Buildings                                       $    --        $   639,718
     Leasehold land                                       --            514,334
     Furniture and equipment                             7,984           11,347
                                                      --------      -----------

                                                         7,984        1,165,399
     Less:  Accumulated depreciation and amortization   (4,790         (503,594)
                                                      --------      -----------

                                                     $   3,194      $    661,805
                                                      ========      ============

7.   DEFERRED EXPENDITURE

     During 1998, the unamortized portion of the amount recorded for the 62,500 shares of common stock issued to a consultant pursuant to a consulting agreement brought forward from 1997 was fully amortized and recognized as consulting fees.

8.   MARGIN LOAN PAYABLE

     A December 31, 1998 margin loan payable was collateralized by the Company's investment securities with a carrying value of $439,290. The loan was payable on demand and bore interest at the Hong Kong best lending rate (12.5% at December 31, 1998) plus 3.5% per annum. In December 1999, the assumption of the margin loan payable by SAR was as a result of the disposal of subsidiaries (See Notes 1 and 3).

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

9.   RELATED PARTY TRANSACTIONS

     The Company had the following balances with related parties, which are interest-free, payable on demand and unsecured unless otherwise stated:

                                                             As of December 31,
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
          Amounts receivable from:
             Parties related to certain directors       $     --      $   15,632
                                                         ==========   ==========

          Amounts payable to:
             Certain directors                           $   40,737   $  901,097
             Parties related to certain directors            32,001      960,119
                                                         ----------   ----------

                                                         $   72,738   $1,861,216
                                                         ==========   ==========

     In addition at December 31, 1998, the second mortgage of $77,579 and related interest payable of $25,368, were payable to the Silverstein Foundation, Inc., a Panama company, in which Mr. Fai H. Chan's children have beneficial ownership interests. The related interest expense was $8,269 in 1998, and $7,774 in 1997.

     On November 1, 1996, the Company entered into a 10 year consulting and managerial agreement with Tight Hold Investment Limited (Tight Hold), a company in which Fai H. Chan has a beneficial ownership interest. This agreement was cancelled effective on June 18, 1999 pursuant to an agreement entered into by the Company with Tight Hold on September 28, 1999. Consulting fees paid to Tight Hold during years ended December 31, 1999, 1998 and 1997 were $250,000, $500,000 and $500,000, respectively.

     The Company maintains deposits in accounts at American Pacific Bank and Fai
     H. Chan is an officer and a director of such bank.

10.  PROMISSORY NOTES PAYABLE TO A RELATED PARTY

     Two promissory notes in the amounts of $1,000,000 (Promissory Note I) and $2,472,722 (Promissory Note II) totaling $3,472,722 were issued to SAR (a company 100% owned by Mr. Fai H. Chan) on December 9, 1999 in consideration for the assumption of liabilities, on the disposal of all the subsidiaries of the Company.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)


     On December 28, 1999, Promissory Note I was converted into 666,667 shares of the Company stock.

     Promissory Note II is non-interest bearing and can be converted into the Company's common stock at minimum increments of $250,000, by giving seven trading days prior written notice to SAR, at the fifteen days trading average price (See Notes 1 and 3).

11.  MORTGAGE LOANS PAYABLE

                                                         As of December 31,
                                                        -------------------
                                                         1999         1998
                                                         ----         ----
    First mortgage, principal due monthly through
       June 15, 2003 with fixed interest at 6.70%     $    --     $ 741,857

    Second mortgage, principal payable on demand
       with interest at Canadian prime (6.00% as at
       December 31, 1998) plus 4%                          --        77,579
                                                      ---------   ---------

                                                           --       819,436
    Less:  current portion                                 --      (109,159)
                                                      ---------   ---------

                                                      $    --     $ 710,277
                                                      =========   =========

     The Company had pledged property with a net book value of $652,560 at December 31, 1998 to secure the mortgage loans. In December 1999, the assumption of the mortgage loans payable was a result of the disposal of subsidiaries (See Notes 1 and 3).

12.  CAPITAL STOCK

     During the three years ended December 31, 1999 there were several changes of the Company's capital as set forth below:

     In 1997,
     (a) The Company issued 1,700,000 shares of common stock to related parties, principally officers and directors, at $0.60 per share pursuant to private placements for proceeds of $1,020,000.

     (b) The Company issued 2,500,000 shares of common stock to an officer and director at $0.24 per share pursuant to a private placement for proceeds of $600,000.

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     (c) The Company issued 100,000 shares of common stock at $1.00 per share pursuant to a consulting agreement entered into with a previously unaffiliated party which performs various investor relations and financial advisory services.

     (d) the Company redeemed 727,272 shares of common stock at $1.375 to reverse the purchase of a 70% interest in a subsidiary (See Note 3).

     There were no transactions in the Company's capital during 1998.

     In 1999,
     (a)  13,700,000   shares  of  common  stock  of  the  Company  were  issued
          erroneously to SAR in exchange for a portion of the debt that was to be issued pursuant to the agreements with SAR. As the agreements had not yet been approved by the Company's shareholders, the 13,700,000 shares of common stock were cancelled.

     (b) The Warrants carried forward from a prior year to purchase an aggregate of 296,443 shares of common stock, at an exercise price of $3.20 per share lapsed. No warrants were issued or exercised during 1999.

     (c) Pursuant to Reincorporation Merger Agreement which was effective as of December 22, 1999, each thirty outstanding shares of Powersoft common stock were automatically converted into one share of Asia SuperNet common stock (See Note 1).

     (d) On December 9, 1999, the $1,000,000 promissory note issued to SAR was converted into 20,000,000 shares of Powersoft common stock at a fixed rate of $0.05 per share (See Note 1). As a result of the
          Reincorporation Merger, these shares were converted into 666,667 shares of common stock of Asia SuperNet at the conversion ratio of thirty shares to one share.

     (e) On December 22, 1999, 15,559,542 outstanding shares of Powersoft common stock were converted into 522,338 shares of Asia SuperNet common stock. The number of shares converted into Asia SuperNet common stock were rounded up to the next whole share of Asia SuperNet common stock. All loss per share information has been retroactively adjusted to reflect this effect.

     (f) Unrealized loss on securities available-for-sale and foreign exchange translation adjustment amounted to $3,356,080 and $18,417 were included in the calculation of the loss on disposal of discontinued operations. (See Note 3).

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

13.  INCOME TAXES

     At December 1999, the Company had aggregate loss carryforwards of approximately $4.3 million, which consist of a net operating loss carryforwards ("NOLs") of approximately $2.8 million and capital loss carryforwards of $1.5 million, with a net deferred tax asset of approximately $1.5 million. These NOLs are expected to expire between 2003 to 2015.

     In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the deferred tax asset will be utilized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

     The Company has established a valuation allowance for the entire amount of these losses. There were no other material temporary differences.

     The Company has not filed corporate income tax returns in the United States for the periods ended June 30, 1996, June 30, 1997, June 30, 1998 and December 31, 1998. The return for the year ended December 31, 1999 has an extended due date of October 15, 2000. The returns are in the process of being completed and will be filed as soon as possible. The Company does not anticipate significant penalties, taxes or interest.

14.  SEGMENT INFORMATION

     At December 31, 1999, the Company has only one operating segment. Revenue is comprised mainly of interest income derived from deposits in financial institutions in North America. The operating loss represents general corporate expenses whereas identifiable assets held at year end represent corporate assets.

15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           ASIA SUPERNET CORPORATION.
                 (Formerly known as Powersoft Technologies Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (United States Dollars)

     The carrying amounts of cash and cash equivalents, short-term borrowings, current portion of mortgage loans payable, margin loan payable and promissory notes payable to a related party are a reasonable estimate of their fair value due to the short maturity of the instruments. The fair value for the available-for-sale securities is based primarily on quoted market prices and such securities are carried at fair value.

16.  COMMITMENTS AND CONTINGENCIES

     On February 12, 1999, the Company entered into a Technology License and Services Agreement (the "Agreement") with Cyber Construction Company, Inc. ("Cyber"). Cyber has developed and continues to develop certain software applications, methods, operating procedures, Internet infrastructure design and Internet site template development (collectively the "Technology"). The Agreement grants a nontransferable license to the Company to use and execute this Technology developed by Cyber, along with related services, for the Company's customers. The Company agrees to grant and transfer to Cyber, as a consideration of the license and related services, preferred stock with a face value of $10 million, as part of an issuance of up to $50 million of its preferred shares. The Company has agreed that upon the sooner of (i) the licensing or acquisition of technologies utilizing the $50 million proceeds from the sale of preferred shares; or (ii) February 13, 2001, the Company will endeavor to meet the listing requirements of Nasdaq for the registration for the preferred stock. The transaction contemplated by the Agreement has not yet been consummated and consequently, has not yet been recorded.

                                  EXHIBIT INDEX

Exhibit No.                 Description
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

10.4 Agreement between the Company and SAR Trading Limited, dated January 18, 1999, incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

10.5 Agreement between the Company and Cyber Construction Co., dated February 12, 1999, incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

10.6 Assignment Agreement between the Company, SAR Trading Limited and Mr. Fai H. Chan, dated June 18, 1999, incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

10.7 Agreement to Cancel Consulting And Management Agreement between the Company and Tight Hold Investment Limited, dated September 28, 1999, incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

10.8 Amendment to Asset Sale Agreement between the Company and SAR Trading Limited, dated June 18, 1999, incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

10.9           Letter of Financial Support.

27             Financial Data Schedule.