Form 10-Q
period 2000-03-31
ASIA SUPERNET CORP
filed 2000-05-26
CIK 4165

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to           .
                                    ----------    ----------
     Commission File Number 0-7619


                           Asia SuperNet Corporation
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Colorado                                    93-0636333
   ------------------------------                    ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   corporation or organization)                      Identification No.


                  1700 Lincoln St. Suite 3200 Denver, Co 80203
                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code:           (303) 860-1700
                                                              --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]     No [X]

As of May 20, 2000, 1,185,209 shares of common stock, $.001 par value, were issued and outstanding.

                            ASIA SUPERNET CORPORATION
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2000 (Unaudited)
            and December 31, 1999                                           3

         Condensed Statements of Operations for the three months ended
            March 31, 2000 and 1999 (Unaudited)                             4

         Condensed Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999 (Unaudited)                             5

         Notes to the Condensed Financial Statements                        6

Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations                                              7

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  7

Item 2.  Changes in Securities                                              7

Item 3.  Defaults Upon Senior Securities                                    7

Item 4.  Submission of Matters to a Vote of Security Holders                8

Item 5.  Other Information                                                  8

Item 6.  Exhibits and Reports on Form 8-K                                   8

Signatures                                                                  8

                            ASIA SUPERNET CORPORATION

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONDENSED BALANCE SHEETS
                                  (United States Dollars)


                                                                          As of March 31,      As of December 31,
ASSETS                                                                        2000                     1999
------                                                                    --------------       -----------------
Current assets:

   Cash and cash equivalents ........................................   $     9,131              $     9,176

   Prepaid and other current assets .................................        21,301                   21,301
                                                                        -----------              -----------

Total current assets ................................................        30,432                   30,477

PROPERTY, PLANT AND EQUIPMENT, NET ..................................         2,795                    3,194
                                                                        -----------              -----------

Total assets ........................................................   $    33,227              $    33,671
                                                                        ===========              ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable .................................................   $   144,560              $   123,821
   Margin loan payable (Note 3) .....................................     2,472,722                2,472,722
   Accrued expenses and other liabilities ...........................        83,577                   82,182
   Amounts payable to related parties ...............................        72,738                   72,738
                                                                        -----------              -----------

Total current liabilities ...........................................     2,773,597                2,751,463
                                                                        -----------              -----------

Commitments and Contingencies

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ...........................................          --                      --
   Common stock, $.001 par value, 900,000,000 shares
     authorized; issued and outstanding 1,189,005 shares ............         1,189                    1,189
   Paid in capital ..................................................     6,539,702                6,539,702
   Accumulated deficit ..............................................    (9,281,261)              (9,258,683)
                                                                        -----------              -----------

Total shareholders' (deficit) equity ................................    (2,740,370)              (2,717,792)
                                                                        -----------              -----------

Total liabilities and shareholders' (deficit) equity ................   $    33,227              $    33,671
                                                                        ===========              ===========


See the accompanying notes to the condensed financial statements.


                                 ASIA SUPERNET CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (United States Dollars)


                                                                              Three months ended March 31,
                                                                              2000                   1999
                                                                              ----                   ----
Revenues:
   Rental income ....................................................   $        15            $    84,166

   Investment income ................................................          --                      563
   Other income .....................................................          --                    1,580
                                                                        -----------            -----------
Total revenues ......................................................            15                 83,309
                                                                        -----------            -----------

Expenses:
   Depreciation .....................................................           399                  8,797
   Legal and professional fees ......................................        22,134                 17,544
   Consulting fees paid to a related company ........................          --                  125,000
   Interest expense .................................................          --                  111,939
   Foreign exchange (gain) loss .....................................          --                  (18,827)
   Land lease .......................................................          --                   18,224
   Rental real estate management fees ...............................          --                    5,169
   Salaries .........................................................          --                    9,233
   Other operating and administrative fees ..........................            60                 32,144
                                                                        -----------            -----------
     Total expenses .................................................        22,593                328,050
                                                                        -----------            -----------

Net loss ............................................................   $   (22,578)           $  (222,914)
                                                                        ===========            ===========

Earnings (loss) per share (basic and diluted)

     Net loss per share .............................................   $     (0.02)           $     (0.43)
                                                                        ===========            ===========


Weighted average number of shares of common stock outstanding .......     1,189,005                518,652
                                                                        ===========            ===========












See the accompanying notes to the condensed financial statements.


                                 ASIA SUPERNET CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (United States Dollars)


                                                                             Three months ended March 31,
                                                                             2000                    1999
                                                                             ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................   $ (22,578)              $(222,914)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .....................................         399                   8,797
Changes in working capital components:
   Accounts receivable ...............................................        --                      (896)
   Prepaid and other current assets ..................................        --                   (20,220)
   Amounts receivable form related parties ...........................        --                    (4,273)
   Accounts payable and accrued expenses .............................      22,134                 (40,685)
   Amounts due to related parties ....................................        --                   230,703
   Exchange difference ...............................................        --                   (15,485)
                                                                         ---------               ---------
     Net cash used in operating activities ...........................         (45)                (64,973)
                                                                         ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment ........................        --                   (16,346)
                                                                         ---------               ---------

   Net cash used in investing activities .............................        --                   (16,346)
                                                                         ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in margin loan payable ...................................        --                    32,811
   Mortgage loan repaid ..............................................        --                    12,465
                                                                         ---------               ---------

   Net cash provided by (used in) financing activities ...............        --                    45,276
                                                                         ---------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................         (45)                (36,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ............................................................       9,176                  66,249
                                                                         ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $   9,131               $  30,206
                                                                         =========               =========



See accompanying notes to financial statements.

                            ASIA SUPERNET CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the management of the Company, the accompanying condensed financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

The results of operations for the three-month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The condensed statements of operations for the three-month period ended March 31, 1999, have been reclassified to conform to the 1999 presentation.

NOTE 2.  CONTINUING OPERATIONS

These condensed financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss, has negative working capital and stockholders' deficit. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

The Company's ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999, the Condensed Financial
Statements of the Company and the related notes thereto, and other financial information that is included elsewhere herein or incorporated by reference.

Introduction

During 1999, the Company sold all of its interests in all of its subsidiaries. For the three months ended March 31, 2000, the Company had no operations.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

During the three months ended March 31, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The prior year revenues and expenses related to the operations existing at that time which included rental real estate and other investments.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities for the three months ended March 31, 2000 amounted to $45. This is primarily due to the payment of bank fees, net of interest income. There was no cash provided by or used in investing or financing activities.


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



Date:  May 25, 2000                      Asia SuperNet Corporation
                                         A Colorado Corporation



                                         By:  /s/ Robert H. Trapp
                                             ----------------------------------
                                              Robert H. Trapp
                                              Secretary and Treasurer