Form 10-Q
period 2000-06-30
ASIA SUPERNET CORP
filed 2000-09-11
CIK 4165

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 Yes [ ]     No [X]


As of September 1, 2000, 2,660,864 shares of common stock, $.001 par value, were issued and outstanding.

                            ASIA SUPERNET CORPORATION
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Unaudited Condensed Balance Sheets as of June 30, 2000
            and December 31, 1999                                             3

         Unaudited Condensed Statements of Operations for the three
            months ended June 30, 2000 and 1999                               4

         Unaudited Condensed Statements of Operations for the six months
            ended June 30, 2000 and 1999                                      5

         Unaudited Condensed Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999                                      6

         Notes to the Unaudited Condensed Financial Statements                7

Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                8

Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                    9

                            ASIA SUPERNET CORPORATION

                          PART I. FINANCIAL INFORMATION

The interim financial statements included in this Form 10-Q have not been reviewed by the Company's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, and assume no responsibility for, and disclaim any association with, such financial statements.

ITEM 1.  FINANCIAL STATEMENTS

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                                                As of June 30,      As of December 31,
ASSETS                                                                               2000                  1999
------                                                                          --------------      -----------------
Current assets:
   Cash and cash equivalents .............................................       $     8,992            $     9,176
   Prepaid and other current assets ......................................            21,301                 21,301
                                                                                 -----------            -----------

Total current assets .....................................................            30,293                 30,477

PROPERTY, PLANT AND EQUIPMENT, NET .......................................             2,396                  3,194
                                                                                 -----------            -----------

Total assets .............................................................       $    32,689            $    33,671
                                                                                 ===========            ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ......................................................       $   150,632            $   123,821
   Convertible promissory note payable ...................................              --                2,472,722
   Accrued expenses and other liabilities ................................            82,182                 82,182
   Amounts payable to related parties ....................................            82,665                 72,738
                                                                                 -----------            -----------

Total current liabilities ................................................           315,479              2,751,463
                                                                                 -----------            -----------

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ................................................              --                     --
   Common stock, $.001 par value, 900,000,000 shares
     authorized; issued and outstanding 2,660,864 and 1,189,005
     shares, respectively ................................................             2,661                  1,189
   Paid in capital .......................................................         9,010,952              6,539,702
   Accumulated deficit ...................................................        (9,296,403)            (9,258,683)
                                                                                 -----------            -----------

Total shareholders' (deficit) equity .....................................          (282,790)            (2,717,792)
                                                                                 -----------            -----------

Total liabilities and shareholders' (deficit) equity .....................       $    32,689            $    33,671
                                                                                 ===========            ===========



See the accompanying notes to the condensed financial statements.


                            ASIA SUPERNET CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                 Three months ended June 30,
                                                                                 2000                  1999
                                                                                 ----                  ----
Revenues:
   Rental income .........................................................  $      --              $    81,199
   Interest income .......................................................            7                    116
   Other income ..........................................................         --                    2,061
                                                                            -----------            -----------

Total revenues ...........................................................            7                 83,376
                                                                            -----------            -----------

Expenses:
   Depreciation ..........................................................          399                  8,797
   Legal and professional fees ...........................................       13,190                  1,141
   Consulting fees paid to a related company .............................         --                  125,000
   Interest expense ......................................................         --                   77,723
   Unrealized gain on available-for-sale securities ......................         --                 (323,913)
   Land lease ............................................................         --                   19,039
   Rental real estate management fees ....................................         --                    5,400
   Utilities .............................................................         --                      206
   Other operating and administrative fees ...............................        1,560                 26,896
                                                                            -----------            -----------

     Total expenses ......................................................       15,149                (59,711)
                                                                            -----------            -----------

Net loss .................................................................  $   (15,142)           $  (143,087)
                                                                            ===========            ===========

Net loss per share (basic and diluted) ...................................  $     (0.01)           $     (0.15)
                                                                            ===========            ===========

Weighted average number of shares of common stock outstanding ............    1,248,062                975,318
                                                                            ===========            ===========

















See the accompanying notes to the unaudited condensed financial statements.



                            ASIA SUPERNET CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                      Six months ended June 30,
                                                                                      2000                  1999
                                                                                      ----                  ----
Revenues:
   Rental income ..........................................................       $      --              $   165,365
   Interest income ........................................................                21                    679
   Other income ...........................................................              --                    3,641
                                                                                  -----------            -----------

Total revenues ............................................................                21                169,685
                                                                                  -----------            -----------

Expenses:
   Depreciation ...........................................................               798                 17,594
   Legal and professional fees ............................................            35,323                 18,685
   Consulting fees paid to a related company ..............................              --                  250,000
   Interest expense .......................................................              --                  189,662
   Unrealized gain on available-for-sale securities .......................              --                 (342,740)
   Land lease .............................................................              --                   37,263
   Rental real estate management fees .....................................              --                   10,569
   Utilities ..............................................................              --                    9,439
   Other operating and administrative fees ................................             1,620                 59,040
                                                                                  -----------            -----------

     Total expenses .......................................................            37,741                249,512
                                                                                  -----------            -----------

Net loss ..................................................................       $   (37,720)           $   (79,827)
                                                                                  ===========            ===========

Net loss per share (basic and diluted) ....................................       $     (0.03)           $     (0.09)
                                                                                  ===========            ===========

Weighted average number of shares of common stock outstanding .............         1,218,534                884,490
                                                                                  ===========            ===========
















See the accompanying notes to the unaudited condensed financial statements.


                            ASIA SUPERNET CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six months ended June 30,
                                                                                   2000                  1999
                                                                                   ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................     $ (37,720)              $ (79,827)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .........................................           798                  17,594
Changes in working capital components:
   Accounts receivable ...................................................          --                    (2,023)
   Prepaid and other current assets ......................................          --                   (20,262)
   Amounts receivable form related parties ...............................          --                    (4,702)
   Accounts payable and accrued expenses .................................        26,811                 (65,201)
   Amounts due to related parties ........................................         9,927                 167,459
   Exchange difference ...................................................          --                       967
                                                                               ---------               ---------

     Net cash provided by operating activities ...........................          (184)                 14,005
                                                                               ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment ............................          --                   (31,297)
                                                                               ---------               ---------

   Net cash used in investing activities .................................          --                   (31,297)
                                                                               ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in margin loan payable ............................          --                   (36,657)
   Increase (decrease) in mortgage loan ..................................          --                    22,963
                                                                               ---------               ---------

   Net cash provided by (used in) financing activities ...................          --                   (13,694)
                                                                               ---------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................          (184)                (30,986)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................         9,176                  66,249
                                                                               ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................     $   8,992               $  35,263
                                                                               =========               =========







See the accompanying notes to the unaudited condensed financial statements.

                            ASIA SUPERNET CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Asia SuperNet Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the management of the Company, the accompanying condensed financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature.

The results of operations for the three-month periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION FOR NONCASH TRANSACTIONS

In June 2000, the convertible promissory notes payable to SAR Trading Ltd. in the amount of $2,472,722 were converted into 1,471,859 shares of common stock of the Company.

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

INTRODUCTION

During 1999, the Company sold all of its interests in all of its subsidiaries. For the six months ended June 30, 2000, the Company had no operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

During the six months ended June 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The prior year revenues and expenses related to the operations existing at that time which included rental real estate and other investments.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

During the three months ended June 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The prior year revenues and expenses related to the operations existing at that time which included rental real estate and other investments.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities for the six months ended June 30, 2000 amounted to $184. This is primarily due to the payment of certain expenses, net of interest income.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2000, the convertible promissory note payable of $2,472,722 was converted into 1,471,859 shares of common stock of the Company. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchaser's own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.

         Exhibit 27:       Financial Data Schedule.

(b) Reports on Form 8-K.

During the three months ended June 30, 2000, the Company filed a Current Report on Form 8-K to report Changes in Control under Item 1 and a Business Acquisition under Item 2, dated June 13, 2000. On August 25, 2000, the Company filed a Current Report on Form 8-K to report the renegotiation of the contract for the Changes in Control under Item 1 and the Business Acquisition under Item 2, as reported June 13, 2000.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 8, 2000                 Asia SuperNet Corporation
                                         A Colorado Corporation



                                         By:  /s/ Robert H. Trapp
                                             ----------------------------------
                                              Robert H. Trapp
                                              Secretary and Treasurer