Form 10-Q
period 2000-09-30
ASIA SUPERNET CORP
filed 2000-11-30
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-7619

Asia SuperNet Corporation
(Exact name of Registrant as Specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

93-0636333
(I.R.S. Employer Identification No.)

                                           1700 Lincoln Street, Suite 3200
                                           Denver, Colorado                                                                                                                80203
                                           (Address of Principal Executive Offices)                                                                    (Zip Code)

(Registrant's telephone number, including area code)                 (303) 860-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]     No [X]

As of October 1, 2000, 2,660,864 shares of common stock, $.001 par value, were issued and outstanding.

ASIA SUPERNET CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                                                                                                                Page No.

Item 1.  Financial Statements

   Unaudited Condensed Balance Sheets as of September 30, 2000
      and December 31, 1999                                                  3

   Unaudited Condensed Statements of Operations for the three months
      ended September 30, 2000 and 1999                                      4

   Unaudited Condensed Statements of Operations for the nine months
      ended September 30, 2000 and 1999                                      5

   Unaudited Statements of Comprehensive Income (Loss) for the three
      and nine months ended September 30, 2000 and 1999                      6

   Unaudited Condensed Statements of Cash Flows for the nine months
      ended September 30, 2000 and 1999                                      7

   Notes to the Unaudited Condensed Financial Statements                     8

Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

The interim financial statements included in this Form 10-Q have not been reviewed by the Company’s independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or any other form of assurance on such financial statements, and assume no responsibility for, and disclaim any association with, such financial statements.

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

                                                                        As of September 30,    As of December 31,
ASSETS                                                                         2000                   1999
------                                                                  ------------------     -----------------

Current assets:
   Cash and cash equivalents ........................................    $    25,062            $     9,176
   Prepaid and other current assets .................................           --                   21,301
                                                                         -----------            -----------

Total current assets ................................................         25,062                 30,477

PROPERTY, PLANT AND EQUIPMENT, NET ..................................          1,996                  3,194
                                                                         -----------            -----------

Total assets ........................................................    $    27,058            $    33,671
                                                                         ===========            ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable .................................................    $   161,382            $   123,821
   Convertible promissory note payable ..............................           --                2,472,722
   Accrued expenses and other liabilities ...........................         63,699                 82,182
   Amounts payable to related parties ...............................         82,665                 72,738
                                                                         -----------            -----------

Total current liabilities ...........................................        307,746              2,751,463
                                                                         -----------            -----------

Shareholders' (deficit) equity:
   Preferred stock, $5 par value, 25,000,000 shares
     authorized, unissued ...........................................           --                     --
   Common stock, $.001 par value, 900,000,000 shares
     authorized; issued and outstanding 2,660,864 and 1,189,005
     shares, respectively ...........................................          2,661                  1,189
   Paid in capital ..................................................      9,010,952              6,539,702
   Accumulated deficit ..............................................     (9,294,301)            (9,258,683)
                                                                         -----------            -----------

Total shareholders' (deficit) equity ................................       (280,688)            (2,717,792)
                                                                         -----------            -----------

Total liabilities and shareholders' (deficit) equity ................    $    27,058            $    33,671
                                                                         ===========            ===========
See the accompanying notes to the condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three months ended September 30,
                                                                             -------------------------------
                                                                               2000                   1999
                                                                               ----                   ----
Revenues:
   Rental income ...................................................     $      --              $      --
   Interest income .................................................            --                       19
   Other income ....................................................            --                     --
                                                                         -----------            -----------

Total revenues .....................................................            --                       19
                                                                         -----------            -----------

Expenses:
   Depreciation ....................................................             399                  1,198
   Legal and professional fees .....................................          20,402                  4,250
   Consulting fees paid to a related company .......................            --                     --
   Interest expense ................................................            --                     --
   Unrealized gain on available-for-sale securities ................            --                     --
   Land lease ......................................................            --                     --
   Rental real estate management fees ..............................            --                     --
   Utilities .......................................................            --                     --
   Other operating and administrative fees .........................             367                 (4,334)
                                                                         -----------            -----------

     Total expenses ................................................          21,168                  1,114
                                                                         -----------            -----------

Loss from continuing operations ....................................         (21,168)                (1,095)

Loss on sale of discontinued operations, net .......................            --                     --
Loss from discontinued operations, net .............................            --                 (293,332)
                                                                         -----------            -----------

Net loss ...........................................................     $   (21,168)           $  (294,427)
                                                                         ===========            ===========

Basic and diluted loss per common share:
   Continuing operations ...........................................     $     (0.02)           $     (0.00)
   Discontinued operations:
         Sale of discontinued operations ...........................            --                     --
         Discontinued operations ...................................            --                    (0.30)
                                                                         -----------            -----------

         Total .....................................................     $     (0.02)           $     (0.30)
                                                                         ===========            ===========

Weighted average number of shares of common stock outstanding ......       1,248,062                975,318
                                                                         ===========            ===========
See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                               Nine months ended September 30,
                                                                               ------------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----
Revenues:
   Rental income ......................................................     $      --              $      --
   Interest income ....................................................              21                    394
   Other income .......................................................            --                     --
                                                                            -----------            -----------

Total revenues ........................................................              21                    394
                                                                            -----------            -----------

Expenses:
   Depreciation .......................................................           1,198                  3,593
   Legal and professional fees ........................................          32,454                 12,750
   Consulting fees paid to a related company ..........................            --                     --
   Interest expense ...................................................            --                     --
   Unrealized gain on available-for-sale securities ...................            --                     --
   Land lease .........................................................            --                     --
   Rental real estate management fees .................................            --                     --
   Utilities ..........................................................            --                     --
   Other operating and administrative fees ............................           1,987                  4,048
                                                                            -----------            -----------

     Total expenses ...................................................          35,639                 20,391
                                                                            -----------            -----------

Loss from continuing operations .......................................         (35,618)               (19,997)

Loss on sale of discontinued operations, net ..........................            --                     --
Loss from discontinued operations, net ................................            --                 (696,996)
                                                                            -----------            -----------

Net loss ..............................................................     $   (35,618)           $  (716,993)
                                                                            ===========            ===========

Basic and diluted loss per common share:
   Continuing operations ..............................................     $     (0.03)           $     (0.02)
   Discontinued operations:
         Sale of discontinued operations ..............................            --                     --
         Discontinued operations ......................................            --                    (0.79)
                                                                            -----------            -----------

         Total ........................................................     $     (0.03)           $     (0.81)
                                                                            ===========            ===========

Weighted average number of shares of common stock outstanding .........       1,218,534                884,490
                                                                            ===========            ===========
See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                    Three months ended                   Nine months ended
                                                                      September 30,                        September 30,
                                                                  ----------------------              ----------------------
                                                                  2000              1999              2000              1999
                                                                  ----              ----              ----              ----

NET INCOME (LOSS) ........................................  $   (21,168)      $  (294,427)      $   (35,618)      $  (716,993)

Other comprehensive income (loss):
  Foreign currency translation ...........................         --              (4,030)             --              (3,063)
  Unrealized loss on available-for-sale securities .......         --             969,920              --           1,312,660
                                                            -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS) ..............................  $   (21,168)      $   671,463       $   (35,618)      $   592,604
                                                            ===========       ===========       ===========       ===========
See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended September 30,
                                                                               ------------------------------
                                                                                2000                    1999
                                                                                ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................................    $ (35,618)              $(716,993)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .......................................        1,198                  29,391
Changes in working capital components:
   Accounts receivable .................................................         --                    (1,341)
   Prepaid and other current assets ....................................         --                   (20,277)
   Amounts receivable from related parties .............................         --                    (5,392)
   Accounts payable and accrued expenses ...............................       24,309                 (47,206)
   Amounts due to related parties ......................................        9,927                (818,372)
   Exchange difference .................................................         --                    (3,063)
                                                                            ---------               ---------

     Net cash provided by operating activities .........................         (184)                 53,491
                                                                            ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment ..........................         --                   (36,432)
                                                                            ---------               ---------

   Net cash used in investing activities ...............................         --                   (36,432)
                                                                            ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in margin loan payable ..........................         --                   (75,493)
   Increase (decrease) in mortgage loan ................................         --                    14,787
                                                                            ---------               ---------

   Net cash provided by (used in) financing activities .................         --                   (60,706)
                                                                            ---------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................         (184)                (43,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................        9,176                  66,249
                                                                            ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................    $   8,992               $  22,602
                                                                            =========               =========
See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Asia SuperNet Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the management of the Company, the accompanying condensed financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature. Certain amounts have been reclassified to conform with the current year presentation.

The results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CONTINUING OPERATIONS

These condensed financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss, has negative working capital and stockholders’ deficit. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values.

The Company’s ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

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

INTRODUCTION

During 1999, the Company sold all of its interests in all of its subsidiaries. For the nine months ended September 30, 2000, the Company had no operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

During the three months ended September 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The loss from discontinued operations in the prior year related to the operations existing at that time which included rental real estate and other investments.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

During the nine months ended September 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The loss from discontinued operations in the prior year related to the operations existing at that time which included rental real estate and other investments.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities for the nine months ended September 30, 2000 amounted to $184. This is primarily due to the payment of certain expenses, net of interest income.

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

Date: November 28, 2000

                                                                              Asia SuperNet Corporation
                                                                             A Colorado Corporation

                                                                             By: /s/ Robert H. Trapp
                                                                                    Robert H. Trapp, Secretary and Treasurer