Form 10-Q/A
period 2000-03-31
ASIA SUPERNET CORP
filed 2001-09-18
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

           Commission File Number 0-7619

Asia SuperNet Corporation
(Exact Name of Registrant as Specified in its Charter)

                                                                   Colorado                                                                                                                     98-0164238
                                                 (State or other jurisdiction of                                                                                  (I.R.S. Employer Identification No.)
                                                  incorporation or organization)

1888 Sherman Street, Suite 500, Denver, CO 80203
(Address of Principal Executive Offices)       (Zip Code)

1700 Lincoln Street, Suite 3100, Denver, CO 80203
(Former address of principal executive offices)

Registrant's telephone number, including area code:     (303) 894-7971

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
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Pursuant to this Form 10-Q/A, Asia SuperNet Corporation amends “ITEM 1. Financial Statements” and “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

This amendment includes the restatement of prior year amounts to conform to the presentation for discontinued operations. The majority of the Company’s operations were sold during 1999. In addition, amounts due for professional services were inadvertently recorded twice in the first quarter of the year ended December 31, 2000.

Item 1.  Financial Statements                                                           Page No.

     Unaudited Condensed Balance Sheets as of March 31, 2000, as restated
       and December 31, 1999                                                               3

     Unaudited Condensed Statements of Operations for the three months ended
       March 31, 2000, as restated and 1999                                                4

     Unaudited Statements of Comprehensive Income (Loss) for the three months
       Ended March 31, 2000, as restated and 1999                                          5

     Unaudited Condensed Statements of Cash Flows for the three months ended
       March 31, 2000, as restated and 1999                                                6

     Notes to the Unaudited Condensed Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             9

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  9

Signatures                                                                                10

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS
(United States Dollars)

                                                           As of March 31,   As of December 31,
ASSETS                                                          2000              1999
------                                                     --------------    -----------------
                                                            (As restated,
                                                             see Note 3)
Current assets:
   Cash and cash equivalents .............................   $     9,131    $     9,176

   Prepaid and other current assets ......................        21,301         21,301
                                                             -----------    -----------

Total current assets .....................................        30,432         30,477

PROPERTY, PLANT AND EQUIPMENT, NET .......................         2,795          3,194
                                                             -----------    -----------

Total assets .............................................   $    33,227    $    33,671
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable ......................................   $   121,289    $   123,821
   Convertible promissory notes payable to related party..     2,472,722      2,472,722
   Accrued expenses and other liabilities ................        83,577         82,182
   Amounts payable to related parties ....................        72,738         72,738
                                                             -----------    -----------

Total current liabilities ................................     2,750,326      2,751,463
                                                             -----------    -----------

Shareholders' (deficit) equity:
   Preferred stock, $0.001 par value, 300,000,000 shares
     authorized, no shares issued ........................          --             --
   Common stock, $0.001 par value, 900,000,000 shares
     authorized; 1,189,005 shares issued and outstanding..         1,189          1,189
   Additional paid in capital ............................     6,539,702      6,539,702
   Accumulated deficit ...................................    (9,257,990)    (9,258,683)
                                                             -----------    -----------

Total shareholders' deficit ..............................    (2,717,099)    (2,717,792)
                                                             -----------    -----------

Total liabilities and shareholders' deficit ..............   $    33,227    $    33,671
                                                             ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(United States Dollars)

                                                     Three months ended March 31,
                                                         2000          1999
                                                         ----          ----
                                                      (As restated,
                                                       see Note 3)
Revenues:
   Rental income .................................   $     --     $     --
   Interest income ...............................           15          351
   Other income ..................................        5,403         --
                                                     ----------   ----------

Total revenues ...................................        5,418          351
                                                     ----------   ----------

Expenses:
   Depreciation ..................................          399        1,198
   Legal and professional fees ...................        4,266        4,250
   Other operating and administrative fees .......           60          698
                                                     ----------   ----------

     Total expenses ..............................        4,725        6,146
                                                     ----------   ----------

Income (loss) from continuing operations .........          693       (5,795)

Loss from discontinued operations, net ...........         --       (235,946)
                                                     ----------   ----------

Net income (loss) ................................   $      693   $ (241,741)
                                                     ==========   ==========

Weighted average number of shares of
   common stock outstanding ......................    1,189,005      522,338
                                                     ==========   ==========

Basic and diluted earnings (loss) per share:
     From continuing operations ..................   $     0.00   $    (0.01)
     From discontinued operations ................         --          (0.45)
                                                     ----------   ----------

     Net income (loss) per share .................   $     0.00   $    (0.46)
                                                     ==========   ==========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                           Three months ended
                                                                March 31,
                                                             2000       1999
                                                             ----       ----
                                                        (As restated,
                                                          See Note 3)

NET INCOME (LOSS) ....................................   $     693   $(241,741)

Other comprehensive income (loss):
  Unrealized gain on available-for-sale securities ...        --        18,827
                                                         ---------   ---------

COMPREHENSIVE INCOME (LOSS) ..........................   $     693   $(222,914)
                                                         =========   =========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(United States Dollars)

                                                         Three months ended March 31,
                                                               2000         1999
                                                               ----         ----
                                                           (As restated,
                                                            see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ......................................   $     693    $(241,741)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation ........................................         399        8,797
   Consulting fees .....................................        --        125,000
Changes in working capital components:
   Accounts receivable .................................        --           (896)
   Prepaid and other current assets ....................        --        (41,520)
   Amounts receivable form related parties .............        --         (4,273)
   Accounts payable and accrued expenses ...............      (1,137)     (40,685)
   Amounts due to related parties ......................        --        124,530
   Exchange difference .................................        --         10,769
                                                           ---------    ---------

   Net cash used in operating activities ...............         (45)     (60,019)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in margin loan payable .....................        --         32,811
   Increase in mortgage loan payable ...................        --         12,465
                                                           ---------    ---------

   Net cash provided by financing activities ...........        --         45,276
                                                           ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............         (45)     (14,743)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD ..............................................       9,176       44,949
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $   9,131    $  30,206
                                                           =========    =========

SUPPLEMENTARY DISCLOSURE:

Cash paid for interest .................................   $    --      $ 111,939
                                                           =========    =========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the management of the Company, the accompanying condensed financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

The results of operations for the three month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2000, management determined that amounts due for professional services were inadvertently recorded twice in the first quarter.

ASIA SUPERNET CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2000
(CONTINUED)

NOTE 3. RESTATEMENT (CONTINUED)

The effects of the restatement are as follows:

                                                             March 31, 2000
                                                        --------------------------
                                                           As        As previously
                                                        Restated       Reported
                                                        --------     -------------

Accounts payable                                     $   121,289    $   144,560
Accumulated deficit                                    2,750,326      2,773,597
Accumulated deficit                                   (9,257,990)    (9,281,261)
Total shareholders' deficit                           (2,717,099)    (2,740,370)

                                                           Three months ended
                                                             March 31, 2000
                                                        --------------------------
                                                           As        As previously
                                                        Restated       Reported
                                                        --------     -------------

Other income                                               5,403           --
Legal and professional fees                                4,266         22,134
Net income (loss)                                            693        (22,578)
Basic and diluted earnings (loss) per common share          0.00          (0.02)

NOTE 4. CONVERTIBLE PROMISSORY NOTES PAYABLE TO RELATED PARTY

In June 2000, the convertible promissory notes payable to SAR Trading Ltd. in the amount of $2,472,722 were converted into 1,471,859 shares of common stock of the Company.

NOTE 5. DISCONTINUED OPERATIONS

During 1999, the Company sold all of its interests in all of its subsidiaries. As such, amounts for the prior period have been conformed to the presentation for discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby amended and restated to read as follows:

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

During the three months ended March 31, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The prior year revenues and expenses related to the discontinued operations that existed at that time that included rental real estate and other investments.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities for the three months ended March 31, 2000 amounted to $45. This is primarily due to the payment of bank fees, net of interest income. There was no cash provided by or used in investing or financing activities.

The Company has no operations, has negative working capital of $2,719,894 and a stockholders’ deficit of $2,717,099. The Company’s ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2001                                                                          Asia SuperNet Corporation
                                                                                                                        A Colorado Corporation

                                                                                                                        By: /s/ Robert H. Trapp
                                                                                                                                  Robert H. Trapp
                                                                                                                                  Secretary and Treasurer