Form 10-Q/A
period 2000-06-30
ASIA SUPERNET CORP
filed 2001-09-18
CIK 4165

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
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE:

Pursuant to this Form 10-Q/A, Asia SuperNet Corporation amends “ITEM 1. Financial Statements” and “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

This amendment includes the restatement of prior year amounts to conform to the presentation for discontinued operations. The majority of the Company’s operations were sold during 1999. In addition, amounts due for professional services were inadvertently recorded twice in the first quarter of the year ended December 31, 2000. During the quarter ended June 30, 2000, comprehensive income (loss) was not properly displayed.

Item 1.  Financial Statements                                                  Page No.

         Unaudited Condensed Balance Sheets as of June 30, 2000, as restated
            and December 31, 1999                                                 3

         Unaudited Condensed Statements of Operations for the three months
            ended June 30, 2000, as restated and 1999                             4

         Unaudited Condensed Statements of Operations for the six months
            ended June 30, 2000, as restated and 1999                             5

         Unaudited Statements off Comprehensive Income (Loss) for the three
            and six months ended June 30, 2000 and 1999                           6

         Unaudited Condensed Statements of Cash Flows for the six months
            ended June 30, 2000, as restated and 1999                             7

         Notes to the Unaudited Condensed Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   10

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                        12

Signatures                                                                       12

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

                                                                 As of June 30,  As of December 31,
ASSETS                                                               2000             1999
------                                                           -------------   -----------------
                                                                 (As restated,
                                                                  see Note 4)
Current assets:
   Cash and cash equivalents ..................................   $     8,992    $     9,176
   Prepaid and other current assets ...........................        21,301         21,301
                                                                  -----------    -----------

Total current assets ..........................................        30,293         30,477

PROPERTY, PLANT AND EQUIPMENT, NET ............................         2,396          3,194
                                                                  -----------    -----------

Total assets ..................................................   $    32,689    $    33,671
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable ...........................................   $   127,361    $   123,821
   Convertible promissory notes payable to related party ......          --        2,472,722
   Accrued expenses and other liabilities .....................        82,182         82,182
   Amounts payable to related parties .........................        82,665         72,738
                                                                  -----------    -----------

Total current liabilities .....................................       292,208      2,751,463
                                                                  -----------    -----------

Shareholders' (deficit) equity:
   Preferred stock, $0.001 par value, 300,000,000 shares
     authorized, no shares issued .............................          --             --
   Common stock, $0.001 par value, 900,000,000 shares
     authorized; issued and outstanding 2,660,864 and 1,189,005
     shares, respectively .....................................         2,661          1,189
   Additional paid in capital .................................     9,010,952      6,539,702
   Accumulated deficit ........................................    (9,273,132)    (9,258,683)
                                                                  -----------    -----------

Total shareholders' deficit ...................................      (259,519)    (2,717,792)
                                                                  -----------    -----------

Total liabilities and shareholders' deficit ...................   $    32,689    $    33,671
                                                                  ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months ended June 30,
                                                      2000             1999
                                                      ----             ----
                                                  (As restated,
                                                   see Note 4)
Revenues:
   Interest income .............................   $         7    $        24
   Rental income ...............................          --             --
   Other income ................................          --             --
                                                   -----------    -----------

Total revenues .................................             7             24
                                                   -----------    -----------

Expenses:
   Depreciation ................................           399          1,198
   Legal and professional fees .................        13,190          4,250
   Other operating and administrative fees .....         1,560          3,278
                                                   -----------    -----------

     Total expenses ............................        15,149          8,726
                                                   -----------    -----------

Loss from continuing operations ................       (15,142)        (8,702)

Loss on sale of discontinued operations, net ...          --             --
Loss from discontinued operations, net .........          --         (172,124)
                                                   -----------    -----------

Net loss .......................................   $   (15,142)   $  (180,826)
                                                   ===========    ===========

Weighted average number of common shares
   outstanding .................................     1,496,316        522,338
                                                   ===========    ===========

Basic and diluted loss per common share:
   From continuing operations ..................   $     (0.01)   $     (0.02)
   From discontinued operations ................          --            (0.33)
                                                   -----------    -----------

     Net income (loss) per share ...............   $     (0.01)   $     (0.35)
                                                   ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            Six months ended June 30,
                                                               2000            1999
                                                               ----            ----
                                                          (As restated,
                                                           see Note 4)
Revenues:
   Interest income ....................................   $        22    $       375
   Rental income ......................................          --             --
   Other income .......................................         5,403           --
                                                          -----------    -----------

Total revenues ........................................         5,425            375
                                                          -----------    -----------

Expenses:
   Depreciation .......................................           798          2,395
   Legal and professional fees ........................        17,456          8,500
   Other operating and administrative fees ............         1,620          3,976
                                                          -----------    -----------

     Total expenses ...................................        19,874         14,871
                                                          -----------    -----------

Loss from continuing operations .......................       (14,449)       (14,496)

Loss from discontinued operations, net ................          --         (408,071)
                                                          -----------    -----------

Net loss ..............................................   $   (14,449)   $  (422,567)
                                                          ===========    ===========

Weighted average number of common shares outstanding ..     1,342,661        522,338
                                                          ===========    ===========

Basic and diluted loss per common share:
   From continuing operations .........................   $     (0.01)   $     (0.03)
   From discontinued operations .......................          --            (0.78)
                                                          -----------    -----------

     Net loss per share ...............................   $     (0.01)   $     (0.81)
                                                          ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                              Three months ended      Six months ended
                                                   June 30                 June 30,
                                              2000          1999      2000        1999
                                              ----          ----      ----        ----
                                          (As restated,           (As restated,
                                           See Note 4)             See Note 4)

NET INCOME (LOSS) ......................   $(15,142)   (180,826)    (14,449)   (422,567)

Other comprehensive income (loss):
  Unrealized gain on
        available-for-sale securities ..       --       323,913        --       342,740
                                           --------    --------    --------    --------

COMPREHENSIVE INCOME (LOSS) ............   $(15,142)    143,087     (14,449)    (79,827)
                                           ========    ========    ========    ========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six months ended June 30,
                                                           2000            1999
                                                           ----            ----
                                                       (As restated,
                                                        see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................   $   (14,449)   $  (422,567)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation ...................................           798         17,594
   Consulting fees ................................          --          250,000
Changes in working capital components:
   Accounts receivable ............................          --           (2,023)
   Prepaid and other current assets ...............          --          (41,562)
   Amounts receivable form related parties ........          --           (4,702)
   Accounts payable and accrued expenses ..........         3,540        (65,201)
   Amounts due to related parties .................         9,927        260,199
   Exchange difference ............................          --           12,270
                                                      -----------    -----------

     Net cash provided by (used in)
        operating activities ......................          (184)         4,008
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of margin loan payable ...............          --          (36,657)
   Increase in mortgage loan payable ..............          --           22,963
                                                      -----------    -----------

   Net cash used in financing activities ..........          --          (13,694)
                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........          (184)        (9,686)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..         9,176         44,949
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $     8,992    $    35,263
                                                      ===========    ===========

SUPPLEMENTARY DISCLOSURES:

Cash paid for interest ............................   $      --          189,661
                                                      ===========    ===========

Noncash financing activities:

Issuance of common stock for convertible promissory
     notes payable to a related party .............   $ 2,472,722    $      --
                                                      ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATIONNOTES
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

NOTE 4. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2000, management determined that amounts due for professional services were inadvertently recorded twice in the first quarter. During the quarter ended June 30, 2000, comprehensive income (loss) was not properly displayed.

ASIA SUPERNET CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 4. RESTATEMENT (continued)

The effects of the restatement are as follows:

                                                       June 30, 2000
                                                ----------------------------
                                                  As          As previously
                                                Restated        Reported
                                                --------      -------------

   Accounts payable                          $   127,361    $   150,632
   Total current liabilities                     292,208        315,479
   Accumulated deficit                        (9,273,132)    (9,296,403)
   Total shareholders' deficit                  (259,519)      (282,790)

                                                    Six months ended
                                                      June 30, 2000
                                                ----------------------------
                                                  As          As previously
                                                Restated        Reported
                                                --------      -------------

   Legal and professional fees               $    12,052    $    35,323
   Total expenses                                 14,470         37,741
   Net loss                                      (14,449)       (37,720)
   Basic and diluted loss per common share         (0.01)         (0.03)

There were no effects on the results of operations due to the restatement for the three months ended June 30, 2000.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

During the six months ended June 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The discontinued operations in the prior year related to the operations existing at that time which included rental real estate and other investments.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

During the three months ended June 30, 2000, revenues consisted of interest income on the cash and cash equivalents and expenses primarily consisted of legal and accounting fees. The discontinued operations in the prior year related to the operations existing at that time which included rental real estate and other investments.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities for the six months ended June 30, 2000 amounted to $184. This is primarily due to the payment of certain expenses, net of interest income. There was no cash provided by or used in investing or financing activities.

The Company has no operations, has negative working capital of $261,915 and a stockholders’ deficit of $259,519. The Company’s ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2000, the convertible promissory note payable of $2,472,722 was converted into 1,471,859 shares of common stock of the Company. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchaser’s own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

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