Form 10-Q/A
period 2000-09-30
ASIA SUPERNET CORP
filed 2001-09-18
CIK 4165

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
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  Page No.

         Unaudited Condensed Balance Sheets as of September 30, 2000
            and December 31, 1999                                                 3

         Unaudited Condensed Statements of Operations for the three months
            ended September 30, 2000 and 1999                                     4

         Unaudited Condensed Statements of Operations for the nine months
            ended September 30, 2000 and 1999                                     5

         Unaudited Statements of Comprehensive Income (Loss) for the three
            and nine months ended September 30, 2000 and 1999                     6

         Unaudited Condensed Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                     7

         Notes to the Unaudited Condensed Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    9

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                        10

Signatures                                                                       11

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

                                                              As of September 30,  As of December 31,
ASSETS                                                               2000                 1999
------                                                        ------------------   ------------------

Current assets:
   Cash and cash equivalents ..................................   $    25,062    $     9,176
   Prepaid and other current assets ...........................          --           21,301
                                                                  -----------    -----------

Total current assets ..........................................        25,062         30,477

PROPERTY, PLANT AND EQUIPMENT, NET ............................         1,996          3,194
                                                                  -----------    -----------

Total assets ..................................................   $    27,058    $    33,671
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable ...........................................   $   161,382    $   123,821
   Convertible promissory note payable to a related party .....          --        2,472,722
   Accrued expenses and other liabilities .....................        63,699         82,182
   Amounts payable to related parties .........................        82,665         72,738
                                                                  -----------    -----------

Total current liabilities .....................................       307,746      2,751,463
                                                                  -----------    -----------

Shareholders' (deficit) equity:
   Preferred stock, $0.001 par value, 300,000,000 shares
     authorized, no shares issued .............................          --             --
   Common stock, $.001 par value, 900,000,000 shares
     authorized; issued and outstanding 2,660,864 and 1,189,005
     shares, respectively .....................................         2,661          1,189
   Paid in capital ............................................     9,010,952      6,539,702
   Accumulated deficit ........................................    (9,294,301)    (9,258,683)
                                                                  -----------    -----------

Total shareholders' deficit ...................................      (280,688)    (2,717,792)
                                                                  -----------    -----------

Total liabilities and shareholders' deficit ...................   $    27,058    $    33,671
                                                                  ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended September 30,
                                                    2000             1999
                                                    ----             ----
Revenues:
   Rental income ............................   $      --      $      --
   Interest income ..........................          --               19
   Other income .............................          --             --
                                                -----------    -----------

Total revenues ..............................          --               19
                                                -----------    -----------

Expenses:
   Depreciation .............................           399          1,198
   Legal and professional fees ..............        20,402          4,250
   Other operating and administrative fees ..           367             72
                                                -----------    -----------

     Total expenses .........................        21,168          5,520
                                                -----------    -----------

Loss from continuing operations .............       (21,168)         5,501

Loss from discontinued operations, net ......          --         (163,925)
                                                -----------    -----------

Net loss ....................................   $   (21,168)   $  (169,426)
                                                ===========    ===========

Basic and diluted loss per common share:
   From continuing operations ...............   $     (0.01)   $     (0.01)
   From discontinued operations .............          --            (0.31)
                                                -----------    -----------

     Net loss per share .....................   $     (0.01)   $     (0.32)
                                                ===========    ===========

Weighted average number of shares of
   common stock outstanding .................     2,660,864        522,338
                                                ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       Nine months ended September 30,
                                                             2000            1999
                                                             ----            ----
Revenues:
   Rental income .....................................   $      --      $      --
   Interest income ...................................            21            394
   Other income ......................................          --             --
                                                         -----------    -----------

Total revenues .......................................            21            394
                                                         -----------    -----------

Expenses:
   Depreciation ......................................         1,198          3,593
   Legal and professional fees .......................        32,454         12,750
   Consulting fees paid to a related company .........          --             --
   Interest expense ..................................          --             --
   Unrealized gain on available-for-sale securities ..          --             --
   Land lease ........................................          --             --
   Rental real estate management fees ................          --             --
   Utilities .........................................          --             --
   Other operating and administrative fees ...........         1,987          4,048
                                                         -----------    -----------

     Total expenses ..................................        35,639         20,391
                                                         -----------    -----------

Loss from continuing operations ......................       (35,618)       (19,997)

Loss from discontinued operations, net ...............          --         (571,996)
                                                         -----------    -----------

Net loss .............................................   $   (35,618)   $  (591,993)
                                                         ===========    ===========

Weighted average number of shares of
  common stock outstanding ...........................     1,785,269        522,338
                                                         ===========    ===========

Basic and diluted loss per common share:
   From continuing operations ........................   $     (0.03)   $     (0.03)
   From discontinued operations ......................          --            (1.10)
                                                         -----------    -----------

     Net loss per share ..............................   $     (0.03)   $     (1.13)
                                                         ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                               Three months ended            Nine months ended
                                                  September 30,                 September 30,
                                               2000          1999           2000           1999
                                               ----          ----           ----           ----

NET INCOME (LOSS) ....................   $   (21,168)   $  (169,476)   $   (35,618)   $  (591,993)

Other comprehensive income (loss):
     Foreign currency translation ....          --           (4,030)          --           (3,063)
     Unrealized gain on
       available-for-sale securities .          --          969,920           --        1,312,660
                                         -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS) ..........   $   (21,168)   $   796,464    $   (35,618)   $   717,604
                                         ===========    ===========    ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                Nine months ended September 30,
                                                                     2000           1999
                                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ....................................................   $   (35,618)   $  (591,993)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation .............................................         1,198         29,391
   Consulting fees ..........................................          --          250,000
Changes in working capital components:
   Accounts receivable ......................................          --           (1,341)
   Prepaid and other current assets .........................        21,301        (41,577)
   Amounts receivable from related parties ..................          --           (5,392)
   Accounts payable and accrued expenses ....................        19,078        (47,206)
   Amounts due to related parties ...........................         9,927       (443,372)
   Exchange difference ......................................          --            3,105
                                                                -----------    -----------

     Net cash provided by operating activities ..............        15,886         38,359
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of margin loan payable .........................          --          (75,493)
   Increase in mortgage loan payable ........................          --           14,787
                                                                -----------    -----------

   Net cash used in financing activities ....................          --          (60,706)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........        15,886        (22,347)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         9,176         44,949
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $    25,062    $    22,602
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

Cash paid for interest ......................................   $      --      $   324,579
                                                                ===========    ===========

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common tock for convertible promissory note
     payable to related party ...............................   $ 2,472,722    $      --
                                                                ===========    ===========

See the accompanying notes to the unaudited condensed financial statements.

ASIA SUPERNET CORPORATIONNOTES
TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE 1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Asia SuperNet Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the management of the Company, the accompanying condensed financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are a normal recurring nature. Certain amounts have been reclassified to conform to the current year presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $15,886. There was no cash provided by or used in investing or financing activities.

The Company has no operations, has negative working capital of $282,684 and a stockholders’ deficit of $280,688. The Company’s ability to continue as a going concern is dependent on continued financial support from its principal shareholder, Mr. Fai H. Chan, who has signed a letter of financial support to the Company.

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