Form 10KSB
period 2000-12-31
ASIA SUPERNET CORP
filed 2002-02-14
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X}	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to______

Commission File Number 0-7619

ASIA SUPERNET CORPORATION
(Exact name of small business issuer)

                                       COLORADO                                                                                       93-0636333
                      (State or other jurisdiction of                                                    (I.R.S. Employer Identification No.)
                       incorporation or organization)

1888 Sherman Street, Suite 500, Denver, Colorado          80203
(Address of principal executive offices)          (Zip Code)

(303) 894-7971
(Issuer’s telephone number)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES [  ] NO [X]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   [X]

       Issuer’s revenue for its most recent fiscal year: $0

       The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, is not available as the common stock is not currently trading.

       The number of shares of the issuer’s common stock as of December 31, 2000: 109,494,293 shares.

       Transitional Small Business Disclosure Format     YES  [  ] NO  [X]

ASIA SUPERNET CORPORATION

FORM 10-KSB
YEAR ENDED DECEMBER 31, 2000
TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

   Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION OR PLAN OF OPERATION.............................. 7

   Item 7. FINANCIAL STATEMENTS................................................... 8

   Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.................................................. 19

PART III......................................................................... 20

   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD -LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY’S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

PART I

Item 1. DESCRIPTION OF BUSINESS

Business History

Asia SuperNet Corporation (“the Company”), formerly known as Powersoft Technologies Inc. (“Powersoft”) was originally organized in California on March 24, 1958 as Time Save Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than one it is presently engaged. In August 1994, the Company changed its corporate domicile to Delaware. In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China Industries, Inc. changed its name to Powersoft Technologies Inc.

On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet Corporation, a Colorado Corporation. The shareholders of the Company approved the respective Agreement and Plan of Merger on October 1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999 when 15,559,542 outstanding shares of Powersoft common stock were converted into 522,338 shares of the Company’s common stock. The number of shares converted into the Company’s stock was rounded up to the next whole share.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited (“SAR”), 100% owned by Fai H. Chan who beneficially owned 79% of the Company, wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities of the subsidiaries by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares (reduced to 667,000 when Reincorporation meager took place) of the Company at a fixed rate of $0.05 per share. The $3,838,000 note was reduced to $2,472,722 with assignment of an amount due from a related party of $1,365,278.

In June 2000, the promissory note payable to SAR in the amount of $2,472,722 was converted into 1,471,859 shares of the Company’s common stock.

Due to the above-mentioned sale of all of the Company’s subsidiaries, the Company was an inactive shell at December 31, 1999.

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Limited., a British Virgin Islands corporation (“Chinanet BVI”), that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”) a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000.

The details of the Company’s holdings and their principal activities are summarized below.

Name                             Date of           Place of           Equity   Interest       Activity
                                 acquisition       incorporation      Direct   Indirect
                                 or formation
-----------------------------------------------------------------------------------------------------

Chinanet Communication           May 18, 2000      British Virgin     100%     --            Inactive
Limited ("Chinanet BVI")                           Islands

Chinanet Communication           May 12, 1999      Hong Kong          26%      74%           Inactive
Limited ("Chinanet HK")

Mobilnet Communication           June 7, 2000      Hong Kong          xxx      100%          Inactive
Limited ("Mobil")

China Communication              October           Western            100%     --            Inactive
Limited ("Chinanet Samoa")       12, 2000          Samoa

Beijing Star Gain Date           December          Peoples                                   Communications
Communication System             7, 1999           Republic of                               equipment
Co. Limited ("Beijing Star")                       China (Beijing)     --      100%

Beijing Star has researched, developed and intends to manufacture and market a handheld “personal digital assistant” (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

The Company’s business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

The Company has its only active operation in the PRC that may subject the Company to significant risks not typically associated with companies in North America. The Company’s operations could be adversely affected by changes in the political and social conditions, changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad and rates and methods of taxation.

The Products

The industry of China’s paging communication services tends to be saturated and is confronted with competition from the high-powered Mobile Communication Services. The paging operators must change from the original unidirectional paging network to a multifunctional bi-directional system if they are to continue to compete for customers. For this reason, Beijing Star has developed the following two technologies:

1.    The bi-directional improvement technologies for unidirectional paging network

Beijing Star has developed a new and low-cost bi-directional paging system. This system has changed the traditional unidirectional paging system into multifunctional bi-directional system, using the downstream Broadcast Channel and upstream Order Channel to fully upgrade the data services and upgrading the pager into a PDA with regular paging functions. Based on the original paging system, the new system is equipped with upstream base station, MCC and PDA with bi-directional paging function. The paging station sends out the information provided by various web sites through original broadcasting network. The users can use PDA to receive the information, and they can then order the information to meet their requirements. The upstream receives the upstream request of PDA, and then sends the request to the MCC via private line or via the bi-directional base station through wireless method. The reply of PDA request can feed back through the downstream channel of the original unidirectional paging. The MCC can route all sorts of information and it is connected with the bi-directional base station, web sites, paging station and relevant companies (such as the securities companies or banks).

Various technical improvements have been designed into the system. For example, the base-band is designed as full duplex, thus the system can realize all functions of CDPD (Cellular Digital Packet Data) network after more transmission models are added to the base station, while the fee of network construction and the services fee are still far less than that of CDPD network. The development tendency of Mobile Data Exchange with high speed will be the GPRS (General Packet Radio Service) system WAP (Wireless Application Protocol) is the predecessor of GPRS in the respect of the wireless network access, since the WAP still uses the voice channel of hand phone network to transmit data). The implementation of GPRS system is anticipated in 2002 in China (the commencement of experimental network will likely be earlier). The initial GPRS system and network construction fee and services fee will be high. Since the bi-directional paging communication system will be less expensive the market in China is anticipated to be greater.

2.    The PDA supporting the WAP and possessing paging functions

For those companies reluctant to upgrade from the unidirectional paging network into a bi-directional paging system, Beijing Star has developed a new PDA for their users. The PDA can support WAP and has paging functions, so the companies can provide more value-added information services without large investment. The design principle is to use the bi-directional characteristics of a hand phone to connect it with unidirectional paging network, i.e. the traditional paging network is improved to be a unidirectional Internet network to provide information, while the downstream can use the broadcast channel of paging to provide the users with commercial information. The rush downstream call can pass through the paging and the Chinese Short Information of hand phone, and the upstream reply can transmit back in reverse direction via the voice channel and Chinese Short Information. As to this reconstruction, the investment is low, the service scope is broad, and it can reasonably decrease the services fee for the users.

Beijing Star has developed the plug-card of data switch for the popular hand phone, and the plug-card is built in the PDA with paging functions. The PDA can access the hand phone network when it is connected with a hand phone. The PDA is equipped with a module that possesses the paging function, so it can receive the broadcasting information from the paging station. An additional improvement allows the mini-type browser embedded in the PDA to make it compatible with WAP, enabling users to smoothly navigate the content of WAP sites via the PDA. The network reconstruction provides the supplier of e-commerce services with WAP access platform and also installs the corresponding gateway software for the provider of paging services, so the traditional paging network is reconstructed into the unidirectional network to provide Internet information. In addition, the information can be input into the PDA with an electronic pen, the input of Chinese is very convenient and its LCD is more comfortable than that of the hand phone. The total price is anticipated to be less than RMB1000 (US$120). It is believed that this price is less than a competitors’ system.

With this new terminal, suppliers of e-commerce services can provide users with commercial information through unidirectional paging network with broadcasting method and carry out the rush call of hand phone and paging at the same time. Users can upload commands through Chinese Short Information and freely access the network and browse relevant content as necessary. For example, during the period when a stock transaction is carried out, the users cannot only receive the information on a stock quote via PDA and view the market prices, but also input the command and send it out via the transaction menu of the PDA. Though the WAP hand phone and the PDA are supported by same communication protocol, the PDA provides benefits in service fees and convenience. As a communication terminal for data conversion and storage, the PDA can be used by users to rapidly and conveniently receive and send files with complex formats. Conversely, the common pager and hand phone can only transfer simple text files, but cannot transfer the complex formats required for the common orders for goods, quotations and contracts.

The Market

The two technologies described above aim at the wireless paging station and paging users in China. According to the study of www.ccidnet.com, the total number of wireless paging companies was 1479 and the total number of users was 80 million in China as of September 2000. Since traditional paging is limited by technical conditions, the providers of this service have not been able to provide service to the great number of customers requesting such service. The traditional paging services must look for new ways to accelerate development processes that will allow them to handle more customers. The market demands for these two products is large. According to our estimation, 50% of the existing paging stations will be willing to carry out the reconstruction of bi-directional paging. So the total sales of our first technical product is estimated to be as high as RMB 1.5 billion ( US$181 million). It is estimated that 20% of the paging users (80 million) have sufficient incomes to afford the PDA, making the total market for our second technical product estimated as high as RMB16 billion (US$19.3 billion).

Competition

The Company’s main competition is Shenzhen BlueFlame Information Technology Limited and Shanghai Gwcom Information Technology Limited. BlueFlame released the similar PDA product and has cooperated with Zhongbei Paging Company to carry out services in Beijing, Shenzhen, Guangzhou. Shanghai Gwcom has possessed the technology to change the unidirectional paging network into a bi-directional one, and its relevant services have been carried out in Shanghai City and Shenzhen City.

Product manufacturing and producing method

The electronic components needed by upstream base station and MCC are readily available in the electronic market.

Research and Development

During the fiscal year ended December 31, 2000, the Company has spent $35,947 on research and development.

Patents

At present, Beijing Star has two design patents, one related to the technology of upstream base station used in the wireless securities transaction system and the other is related to the operation of bi-directional wireless application on a PDA. Beijing Star plans to apply for other patents in other industries for our technologies. The two patents were approved by the State Intellectual Assets Bureau of P.R.C. The protection period of the patents is 10 years.

Employees

At December 31, 2000 Beijing Star had 22 employees, including 14 R&D persons, 6 persons for market development and 2 executives. They all have more than 3 years’ experience in relevant professional fields.

Item 2.    DESCRIPTION OF PROPERTIES

The Company has no ownership or leases of property at December 31, 2000. Office space is leased on a month to month basis.

Item 3.    LEGAL PROCEEDINGS

The Company is not a party to any material pending or ongoing litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company’s fiscal year ended December 31, 2000.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Asia Supernet Corporation’s common stock was quoted under the symbol “ASUP” on the NASD Over-The-Counter Bulletin Board (“OTCBB”). It is currently not traded on any market or exchange and has not been for over a year. There were 1,429 shareholders of record as of December 31, 2000.

There has been virtually no trading in the Company’s stock during the past year. The Company’s bid closed at $0.10 per share at the end of 1999, stayed the same and closed at $0.10 per share on December 31, 2000.

As a result of our common stock not being quoted on Nasdaq or listed as a major exchange, an investor will likely find it more difficult to dispose of our common stock and to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that provides that various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which will likely affect the ability of purchasers to sell our common stock on the open market.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company’s business.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto.

The Company acquired Chinanet BVI in a reverse acquisition that included the operating company Beijing Star. Beijing Star successfully researched and developed two technical products (see The Products Item 1. page 5) that it intends to market in 2001.

The marketing of the products will require additional investment. The Company is seeking additional investors. During the interim the Company is being financed by loans from a major stockholder.

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant

Financial Statements
             Balance Sheets as of December 31, 2000 and 1999

Statement of Operations for the year ended December 31, 2000 and from inception May 12, 1999 to December 31, 1999 and December 31, 2000

Statement of Cash Flows for the year ended December 31, 2000 and from inception May 12, 1999 to December 31, 1999 and December 31, 2000

Statement of Shareholders' Equity from inception May 12, 1999 to December 31, 2000

Notes to Financial Statements

WILLIAM D. LINDBERG
CERTIFIED PUBLIC ACCOUNTANT
1064 CLIPPER COURT
COSTA MESA, CA. 92627

To the Board of Directors and Stockholders
of Asia Supernet Corporation

I have audited the accompanying consolidated balances sheets of Asia Supernet Corporation (a Colorado corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders’ equity, for the year ended December 31, 2000 and the period from inception May 12, 1999 to December 31, 1999. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from inception May 12, 1999 to December 31, 1999 in conformity with generally accepted accounting principles accepted in the United States

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to financial statements, the Company’s recurring losses, negative working capital and shareholders’ capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ William D. Lindberg
September 14, 2001
Costa Mesa, Ca.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

                                                                December 31,   December 31,
                                                                    2000          1999
                                                                -----------    -----------

ASSETS
     Current assets
Cash ..........................................................   $  31,948    $ 267,702
Prepayments and deposits ......................................      21,392         --
                                                                  ---------    ---------
      Total current assets
                                                                     53,340      267,702

Property and equipment
      Office furniture and equipment ..........................      92,413         --
      Less-Reserve for depreciation ...........................     (23,200)        --
                                                                  ---------    ---------
      Net office furniture and equipment ......................      69,213         --

Intangible assets
      Research and development ................................     126,996         --
                                                                  ---------    ---------

      Total  assets ...........................................   $ 249,549    $ 267,702
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable ..............................................   $ 102,107         --
Accrued expenses ..............................................     103,525         --
Deferred income ...............................................      42,332         --
Loans from director, shareholders and related parties .........     557,195      256,400
                                                                  ---------    ---------
      Total current liabilities
                                                                    805,159      256,400

     Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
   authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
   authorized; 109,494,293 at December 31, 2000 and
   106,683,429 at December 31, 1999 issued and outstanding ....     109,494      106,683
Discount from par value .......................................     (42,530)    (106,666)
Cummulative comprehensive income ..............................      16,652       11,164
Deficit accumulated during development stage ..................    (639,226)      (1,879)
                                                                  ---------    ---------

     Total shareholders' equity (deficit) .....................    (555,610)       9,302
                                                                  ---------    ---------

     Total liabilities and shareholders' equity (deficit) .....   $ 249,549    $ 267,702
                                                                  =========    =========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
FROM INCEPTION MAY 12, 1999 TO DECEMBER 31, 1999

                                                           For the year     From inception     From inception
                                                          ended December    May 12, 1999 to    May 12, 1999 to
                                                             31, 2000     December 31, 1999  December 31, 2000
                                                          --------------  -----------------  -----------------

INCOME ..............................................   $        --      $        --      $        --

EXPENSES
  Salaries and related costs ........................         158,863             --            158,863
  Rent ..............................................          24,974             --             24,974
  Research and development ..........................          35,947             --             35,947
  Office ............................................          23,880             --             23,880
  Travel and entertainment ..........................          42,235             --             42,235
  Audit .............................................          17,024             --             17,024
  Depreciation ......................................          17,213             --             17,213
  Legal and professional fees .......................          24,545            1,879           26,424
  Telephone .........................................          11,980             --             11,980
                                                        -------------    -------------    -------------
Total expenses ......................................         356,661            1,879          358,540
                                                        -------------    -------------    -------------

Loss from operations ................................        (356,661)          (1,879)        (358,540)

Income taxes ........................................            --               --               --
                                                        -------------    -------------    -------------
Loss before acquisition .............................        (356,661)          (1,879)        (358,540)

Loss on acquisition October 13, 2000, net of
liabilities acquired ................................        (280,686)            --           (280,686)
                                                        -------------    -------------    -------------

Net loss ............................................        (637,347)          (1,879)        (639,226)

Comprehensive income-foreign currency translation
adjustment ..........................................           5,488           11,164           16,652
                                                        -------------    -------------    -------------

Comprehensive income (loss) .........................   $    (631,859)   $       9,285    $    (622,574)
                                                        =============    =============    =============

Net earnings (loss) per share-basic and diluted .....   $      (0.006)   $       0.000    $      (0.006)
                                                        =============    =============    =============
Weighted average number of common shares
outstanding .........................................     109,372,000      106,683,429      109,372,000
                                                        =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 1999

                                                      For the year From inception  From inception
                                                         ended         May 12 to     May 12 to
                                                      December 31,   December 31,   December 31,
                                                          2000           1999           2000
                                                      ------------   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .......................................   $(637,347)   $  (1,879)   $(639,226)
     Adjustment to reconcile net (loss) to net cash
        Loss on acquisition October 13, 2000
         net-liabilities acquired ...................     280,686         --        280,686
        Depreciation ................................      17,213         --         17,213
        Shares issued for services ..................       2,095         --          2,095
(Increase) decrease in operating assets
       Prepaid and deposits .........................     (21,392)        --        (21,392)
Increase (decrease) in operating liabilities
       Accounts payable .............................      15,248         --         15,248
       Accrued expenses .............................      30,156         --         30,156
       Deferred income ..............................      42,332         --        42,332
                                                        ---------    ---------    ---------
Cash flows used in operating activities .............    (271,009)      (1,879)    (272,888)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of furniture and equipment ...........     (84,429)        --        (84,429)
      Purchase of research and development ..........    (126,996)        --       (126,996)
                                                        ---------    ---------    ---------
Cash flow used in investing activities ..............    (211,425)        --       (211,425)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from director .................     216,130      258,400      474,530
     Cash acquired in acquisition October 13, 2000 ..      25,062         --         25,062
     Shares issued for cash .........................           0           17           17
                                                        ---------    ---------    ---------
Cash flows from financing activities ................     241,192      258,417      499,609

Effect of cumulative translation adjustment .........       5,488       11,164       16,652
                                                        ---------    ---------    ---------

Cash flows (used for) from all activities ...........    (235,754)     267,702       31,948

Cash balance at beginning of period .................     267,702         --           --
                                                        ---------    ---------    ---------
Cash balance at end of period .......................   $  31,948    $ 267,702    $  31,948
                                                        =========    =========    =========

Cash paid for:
   Interest expense .................................   $    --      $    --      $    --
   Taxes ............................................        --           --           --

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 1999

                                                                                      Deficit
                                                 Common stock                       accumulated
                                       --------------------------------  Compre-       during        Total
                                       Number of  Par value    Discount  hensive    development   Shareholders'
                                         shares    $(0.001)    from par   income       stage        equity
                                       ---------  ---------    --------  -------    -----------   ------------

Common stock issued for
acquisition of Chinanet Group at
par value as of May 12, 1999 ......   106,683,429  $ 106,683  $ (106,666) $    --     $     --      $      17

Translation adjustment ............                                           11,164                   11,164

Net loss from inception May 12,
1999 to December 31, 1999 .........                                                      (1,879)       (1,879)
                                      -----------  ---------  ----------  ----------  ---------     ---------
Balance at December 31, 1999 ......   106,683,429    106,683    (106,666)     11,164     (1,879)        9,302

Effect of exchange
reorganization October 13, 2000 ...     2,660,864      2,661      (2,661)                                 --

Common stock issued for services
provided and billed and for
future services in the amount of
$150,000 ..........................       150,000        150     149,850                              150,000
Deduction for deferred services ...                              (83,053)                             (83,053)

Translation adjustment ............                                            5,488                    5,488

Net loss ..........................                                                    (637,347)     (637,347)
                                      -----------  ---------  ----------  ----------  ---------    ----------
Balance at December 31, 2000 ......   109,494,293  $ 109,494  $  (42,530) $   16,652  $(639,226)   $ (555,610)
                                      ===========  =========  ==========  ==========  =========    ==========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 1999

ORGANIZATION AND PRINCIPLE ACTIVITY

Asia SuperNet Corporation (“Company”), formerly known as Powersoft Technologies Inc. (“Powersoft”) was originally organized in California on March 24, 1958 as Time Save Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than one it is presently engaged. In August 1994, the Company changed its corporate domicile to Delaware. In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China Industries, Inc. changed its name to Powersoft Technologies Inc.

On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet Corporation, a Colorado Corporation. The shareholders of the Company approved the respective Agreement and Plan of Merger on October 1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999 when 15,559,542 outstanding shares of Powersoft common stock were converted into 522,338 shares of the Company’s common stock. The number of shares converted into the Company’s stock were rounded up to the next whole share.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited (“SAR”), 100% owned by Fai H. Chan who beneficially owned 79% of the Company, wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares (reduced to 667,000 when Re-incorporation meager took place) of the Company at a fixed rate of $0.05 per share. The $3,838,000 note was reduced to $2,472,722 with assignment of an amount due from a related party of $1,365,278.

In June 2000 the promissory note payable to SAR in the amount of $2,472,722 was converted into 1,471,859 shares of the Company’s common stock.

Due to the above-mentioned sale of all of the investments, the Company was an inactive shell at December 31, 1999.

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Limited., a British Virgin Island corporation (“Chinanet BVI”), that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”) a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000.

The detail of the Company’s holdings and their principle activities are summarized below.

Name                             Date of           Place of           Equity   interest     Activity
                                 acquisition       incorporation      Direct   Indirect
                                 or formation
-----------------------------------------------------------------------------------------------------

Chinanet Communication           May 18, 2000      British Virgin     100%     --            Inactive
Limited ("Chinanet BVI")                           Islands

Chinanet Communication           May 12, 1999      Hong Kong          26%      74%           Inactive
Limited ("Chinanet HK")

Mobilnet Communication           June 7, 2000      Hong Kong          xxx      100%          Inactive
Limited ("Mobil")

China Communication              October           Western            100%     --            Inactive
Limited ("Chinanet Samoa")       12, 2000          Samoa

Beijing Star Gain Date           December          Peoples                                   Communications
Communication System             7, 1999           Republic of                               equipment
Co. Limited ("Beijing Star")                       China (Beijing)     --      100%

Beijing Star has researched, developed and intends to manufacture and market a handheld personal digital assistant (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

The Company’s business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

The Company has its only active operation in the Peoples Republic of China (“PRC”) that maybe subject to significant risks not typically associated with companies in North America. The Company’s operations could be adversely affected by changes in the political and social conditions, changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad and rates and methods of taxation.

BASIS OF PRESENTATION

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of Chinanet BVI, that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”) a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000. Prior to the issuance of the shares, the Company had 2,660,864 shares of common stock outstanding. As a result, the shareholders of Chinanet BVI own 97.6% of the common stock outstanding of the Company after the issuance of the 106,683,429 shares

The acquisition of Chinanet BVI by the Company on October 13, 2000 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Chinanet BVI controlled over 97% of the total shares of Common Stock of the company outstanding immediately following the acquisition.

On this basis, the historical financial statements prior to October 13, 2000 have been restated to be those of the accounting acquirer Chinanet BVI. The historical stockholders’ equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to “discount from par”. The original 2,660,864 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders’ equity account of the Company on October 13, 2000.

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the BVI and Hong Kong and the PRC, which were prepared in accordance with generally accepted accounting principles in Hong Kong and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b)	PREPARATION OF FINANCIAL STATEMENTS

The Company had negative working capital at December 31, 1999 and December 31, 2000. These conditions raise doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and attaining profitable operations in the future. The principal stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

c)	INVENTORIES

Inventories will be stated at the lower of cost, on a first-in first-out basis, and market value

d)	PROPERTY AND EQUIPMENT

Fixed assets are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: furniture and office equipment – 5 years.

e)	INCOME TAXES

The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

f)	OPERATING LEASES

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

g)	COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, which established guidance for the reporting and disclosure of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no economic impact on the Company’s consolidated financial position, results of operations or cash flows. The Company reports comprehensive income in the consolidated statements of operations.

h)	FOREIGN CURRENCY TRANSLATION

The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The resulting foreign currency translation gain or loss is included in stockholders’ equity as comprehensive income.

i)	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed in accordance with SFAS No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the year.

The computation of diluted earnings per common share is similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

The basic and diluted earnings per common share were the same for the years presented because no dilutive securities were outstanding or exercisable as of December 31, 2000.

j)	RESEARCH AND DEVELOPMENT COSTS

Expenditures related to the research land development of new products and processes are expensed as incurred, unless they are required to be capitalized. Research and development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the year ended December 31, 2000 the Company capitalized $126,996 of cost related to the purchase of technology from the University of Beijing that provided new functionality for the Company’s existing detailed program design and working model. The Company will amortize capitalized research and development against sales at a rate of ten percent or over a four year period, which approximates the period to be benefited, whichever is shorter.

k)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 101, “Revenue recognition in financial statements”, which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 has no material impact on the Group’s consolidated financial position, results of operations and cash flows.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for derivation instruments and hedging activities” which delayed the effective date of SFAS No. 133 “Accounting for derivative instruments and hedging activities” for one year. SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by the Group when required, if not earlier. The impact, if any, of adopting SFAS No. 133 on the Group’s consolidated financial position, results of operations and cash flows, has not been finalized.

In March 2000, the Financial Accounting Standards Board issued FIN No. 44, “Accounting for certain transactions involving stock compensation”. FIN No. 44 provides guidance for applying APB Opinion No. 25, “Accounting for stock issued to employees”. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchange of awards in a business combination, after July 1, 2000. The implementation of FIN No. 44 did not have a material effect on the Company’s results of operations.

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties $557,195 and $256,400 at December 31, 2000 and 1999, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

Total shares restricted as to trading were 106,833,429 at December 31, 2000.

The stated par value of common stock is $0.001 per share. Since the shares have been issued for less than par the Company has recorded a “discount from par value”. Proceeds from stock sales and stocks issued for services will be credited to the “discount from par value” account until the total par value is equivalent to $0.001.

LEASES

The Company leased office space on a month-to-month basis.

INCOME TAXES

The Peoples Republic of China (PRC) income tax laws covering Foreign Investment Enterprises and Foreign Enterprises govern the Company. Foreign investment enterprises are generally subject to income tax at a rate of 33% (30% country and 3% local).

Foreign enterprises that are approved as high-tech or new technology enterprises that are established in the Beijing New Technology Industry Development Zone are subject to a reduced tax rate of 15%. New technology enterprises also receive a three-year exemption from taxation and an additional three years at one half the 15% rate (7.5%). The Company’s operations in the PRC have been approved as a new technology enterprise.

The Company’s operations in the PRC have been approved as a new technology enterprise.

The components of the deferred tax asset is as follows:
                                                          December 31,  December 31,
                                                             2000          1999
                                                          -----------   -----------
    Deferred tax asset net operating loss carry-forward   $   26,750    $      141

    Valuation allowance                                       26,750           141
                                                          ----------    ----------

    Net deferred tax assets                               $        0    $        0
                                                          ==========    ==========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

       Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                          December 31,  December 31,
                                                             2000          1999
                                                          -----------   -----------

    Effective statutory federal tax (benefit) rate           (7.5)%        (7.5)%

    Variance allowance                                        7.5%          7.5%
                                                            ------        ------

    Effective tax rate                                          0%            0%
                                                            ======        ======

Other companies are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. Since they are non-operating no income tax expense has been recorded.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Board of Directors of the Company approved the engagement of William D. Lindberg, Certified Public Accountant on June 21, 2001 to serve as the Company’s independent public auditor and to conduct the audit of the Company’s financial statements for the fiscal year ended December 31, 2000.

During the Company’s two most recent fiscal years and subsequent interim period up to the date of the engagement of William D. Lindberg, the Company did not consult with William D Lindberg with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements.

The audit reports provided by Deloitte Touche Tohmatsu for the fiscal years ended December 31, 1998 and 1999 did not contain any adverse opinion or disclaimer of opinion. There was no modification as to audit scope or accounting principles. However, the audit reports provided by Deloitte Touche Tohmatsu for those years did include a paragraph which stated that there was substantial doubt as to the Company’s ability to continue as a going concern.

Upon appointment of William D. Lindberg, the Company authorized the former accountants to respond fully to any inquiries of the successor accountant.

There have not been disagreements between the registrant and Deloitte Touche Tohmatsu on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the fiscal years ended December 31, 1998 and 1999 or for any subsequent interim period up to the date of the change of the independent public auditor. Deloitte Touche Tohmatsu was not engaged to perform an audit of the Company’s financial statements for the year ended December 31, 2000 nor did they complete a review with respect to the Company’s financial statements for any interim period subsequent to December 31, 1999.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The name, position with, age of each of our directors and executive officers and the period during which each of our directors has served as one of our directors follows:

Name and Position                                    Age        Director Since
-----------------                                    ---        --------------
Lui Ming Hui                                         37         June 2000
Chief Executive Officer since January 2001
and Director
Robert H. Trapp                                      45         June 1994
Chief Financial Officer and Director
Zhao Jian Ye                                         28         June 2000
Director
Fai H. Chan                                          56         June 1994
President, Chief Executive Officer and Director
to January 2001

Lui Ming Hui has been a director of the Company since June 2000 and the Chief Executive Officer since January 2001. Mr. Hui received a B.A. in mathematics from Normal University of Hebei in 1984. Mr. Hui has been the Chief Executive Officer of Chinanet Communications Ltd. since April of 2000. Mr. Hui was the Chief Executive Officer of Asia Data Communications Ltd. from September 1999 to April 2000. Mr. Hui has been and is an investment consultant to Heng Fung Holdings, Co. Ltd., a public company in Hong Kong, which is listed on the Hong Kong stock exchange, the Vice President of Asia Environment Development Ltd. and a Director of Pam & Frank International Holdings Ltd., a public Hong Kong company, from 1998. Mr. Hui was General Manager of China Department of Heng Fung Holdings Ltd. from 1994 to 1998. Mr. Hui was General Manager of Cangshou Industry Investment Holdings Ltd. from 1990 to 1993 and served as a Director of Merchant Services Bureau and Economic Development Bureau in the Hebei Province during that same period.

Zhao Jian Ye has been a director of the Company since June 2000. Mr. Ye received a Ph.D in signal processing from Peking University in 1999. Mr. Ye has been active in the research and development of Viterbi coding/decoding and VSB modulation, design of digital filters, mobile system for rainstorm inspection and two-way paging systems since 1993. Mr. Ye has been a senior engineer with Beijing Star Gain digital communication System Co. Ltd. since September 1999, a Director of Asia Data communication Ltd since 1999 and a director of Chinanet communication Ltd since April 2000.

Robert Trapp has been secretary, treasurer and a director of the Company since June 1994. In May 1998, Mr. Trapp was appointed as a director of Global Med Technologies, Inc. In 1997 and 1998, he was appointed managing director and director, respectively, of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd. Between 1995 to 1999. Mr. Trapp was a director of Heng Fung Holdings, Co., Ltd., a public company in Hong Kong, which is listed on the Hong Kong stock exchange. Since February 1995, Mr. Trapp has been a director of Inter-Asia Equities, Inc. a Canadian company. Since July 1991, Mr. Trapp has been the Canadian operational manager of Pacific Concord Holding (Canada) Ltd., responsible for management, marketing and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991, Mr. Trapp was a securities trainee at Pacific International Securities in Vancouver, B.C, Canada. Between September 1985 and June 1989, Mr. Trapp served as an executive officer and director of Inter-Asia Equities, Inc.

Fai H. Chan was the president and director of the Company from June 1994 to January 2001. Mr. Chan served as the Chief Executive Officer of the Company from June 1995 to January 2001.

All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until there successors are duly elected and qualified.

There are no material proceedings to which any director, officer of affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the company, or any associate of any such director, officer, affiliate of the company or security holder is a party adverse to the Company or any of its subsidiaries.

The Board of Directors has not established any committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4 and 5 furnished to the Company during and for the fiscal year ended December 31, 2000, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.

Item 10.     EXECUTIVE COMPENSATION

The following table provides certain information pertaining to the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended December 31, 2000 and from May 12 to December 31, 1999:

Summary Compensation Table

                                                                    Other
Name and Position                    Year   Annual salary  Bonus    compensation
-----------------                    -----  -------------  -----    ------------
Lui Ming Hui                          2000        $     0  $   0       $       0
President, CEO and Director           1999              0      0               0
beginning on January 12, 2001

Fai H. Chan                           2000              0      0               0
Was President, CEO and Director to    1999              0      0               0
January 2001

There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock of the Company as of the end of the fiscal year 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of common stock, (ii) each of the Company’s directors and executive officers, and (iii) all directors and executive officers as a group:

Name and address                                        Number of shares    Percentage
-------------------------------------------------       ----------------    ----------

Lui Ming Hui                                               57,688,076           53%
26 Harbor Road Rm 2109 Wanchai, Hong Kong

Zhao Jian Ye                                               13,434,210           12%
601, 6/F Kequn Bldg. 257 North Sihuan Ave. Haidian
District, Beijing 100063 P.R. China

Fai.H.Chan  (1)                                             2,414,410            2%
10th Floor, 231-235 Gloucester Rd. Wanchai, Hong
Kong 040

Robert H. Trapp                                                 3,334            0%
1888 Sherman St. Denver, Co 80203

Lui Ming Xing                                               7,902,476            7%
26 Harbor Road Rm 2108 Wanchai, Hong Kong

Web Express (Wong Lai Wan)                                 27,658,667           25%
26 Harbor road Rm 2108 Wanchai, Hong Kong

All officers and directors as a group (4 persons)          73,540,030           67%

_________________________________
(1)	Includes shares held by Inter-Asia Equities, Inc. and Excess Pension Fund, Inc. companies controlled by Fai H. Chan

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited (“SAR”), 100% owned by Fai H. Chan who beneficially owned 79% of the Company, wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities of the subsidiaries by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares (reduced to 667,000 when Reincorporation meager took place) of the Company at a fixed rate of $0.05 per share. The $3,838,000 note was reduced to $2,472,722 with assignment of an amount due from a related party of $1,365,278.

In June 2000, the promissory note payable to SAR in the amount of $2,472,722 was converted into 1,471,859 shares of the Company’s common stock.

Due to the above-mentioned sale of all of the Company’s subsidiaries, the Company was an inactive shell at December 31, 1999.

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Limited., a British Virgin Islands corporation (“Chinanet BVI”), that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”), a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000.

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

Balance sheet of the Company of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended December 31, 2000 and from inception May 12 to December 31, 1999.

(b)	Reports on Form 8-K

None.

(c)	Other Exhibits

None.

DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission’s site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 8, 2002                                                                              ASIA SUPERNET CORPORATION

                                                                                                                        By: /s/ Robert H. Trapp
                                                                                                                                  Robert H. Trapp
                                                                                                                                  Director, Chief Financial Officer