Form 10QSB
period 2001-03-31
ASIA SUPERNET CORP
filed 2002-04-03
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]     No  [X]

The number of shares of the registrant’s common stock as of March 31, 2001: 110,494,293 shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No[X]

ASIA SUPERNET CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                        3
(b)      Consolidated Statements of Operations                              4
(c)      Consolidated Statements of Cash Flows                              5
(d)      Consolidated Statements of Shareholders' Equity                    6
(e)      Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  15

Item 3.  Risks                                                             15

PART II. OTHER INFORMATION                                                 16

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities and Use of Proceeds                         16

Item 3.  Defaults On Senior Securities                                     16

Item 4.  Submission of Items to a Vote                                     16

Item 5.  Other Information                                                 16

Item 6.
(a)      Exhibits                                                          16
(b)      Reports on Form 8K                                                16

SIGNATURES                                                                 17

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

                                                          March 31,   December 31,
                                                             2001         2000
                                                          --------    -----------
ASSETS
     Current assets
Cash ...............................................    $  23,640     $  31,948
Prepayments and deposits ...........................       11,922        21,392
                                                        ---------     ---------
      Total current assets .........................       35,562        53,340

Property and equipment
      Office furniture and equipment ...............       92,413        92,413
      Less-Reserve for depreciation ................       27,825        23,200
                                                        ---------     ---------
       Net office furniture and equipment ..........       64,588        69,213

Intangible assets
      Research and development .....................      126,996       126,996
      Less-Amortization ............................          605          --
                                                        ---------     ---------
       Net research and development ................      126,391       126,996
                                                        ---------     ---------

     Total  assets .................................    $ 226,541     $ 249,549
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable ...................................    $ 107,256     $ 102,107
Accrued expenses ...................................       97,714       103,525
Deferred income ....................................       42,332        42,332
Loans from director, shareholders and
related parties ....................................      585,325       557,195
                                                        ---------     ---------
       Total current liabilities ...................      832,627       805,159

     Shareholders' equity
Preferred stock (par value $0.001)
300,000,000 shares authorized, none issued
Common stock (par value $0.001) 900,000,000
shares authorized; 109,494,293 at December
31, 2000 and 110,494,293 at March 31, 2001
issued and outstanding .............................      110,494       109,494
Discount from par value ............................      (29,058)      (42,530)
Cumulative comprehensive income ....................       16,652        16,652
Deficit accumulated during development stage .......     (704,174)     (639,226)
                                                        ---------     ---------
     Total shareholders' deficit ...................     (606,086)     (555,610)
                                                        ---------     ---------
     Total liabilities and shareholders' equity ....    $ 226,541     $ 249,549
                                                        =========     =========

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
AND FROM INCEPTION TO MARCH 31, 2001
(UNAUDITED)

                                          Three months    Three months    From inception
                                           ended March     ended March    May 12, 1999 to
                                            31, 2001        31, 2000      March 31, 2001
                                          ------------    ------------    ---------------

SALES ...............................  $       6,047    $        --      $       6,047
COST OF SALES .......................          2,562             --              2,562
                                       -------------    -------------    -------------
                                               3,485             --              3,485

EXPENSES
  Salaries and related costs ........         32,717            6,549          191,580
  Rent ..............................          9,471            2,764           34,445
  Research and development ..........           --             33,597           35,947
  Office ............................          3,964            4,369           27,844
  Travel and entertainment ..........          2,236            1,349           44,471
  Audit fees ........................           --               --             17,024
  Depreciation ......................          4,625            2,832           21,838
  Legal and professional fees .......         12,149              288           38,573
  Telephone .........................          3,271            1,210           15,251
                                       -------------    -------------    -------------
Total expenses ......................         68,433           52,958          426,973
                                       -------------    -------------    -------------

Loss from operations ................        (64,948)         (52,958)        (423,488)

Income taxes ........................           --               --               --
                                       -------------    -------------    -------------
Loss before acquisition .............        (64,948)         (52,958)        (423,488)

Loss from acquisition October 13,
2000-net liabilities acquired .......           --               --           (280,686)
                                       -------------    -------------    -------------
Net loss ............................        (64,948)         (52,958)        (704,174)
Comprehensive income-foreign
currency adjustment .................           --               --             16,652
                                       -------------    -------------    -------------
Comprehensive loss ..................  $     (64,948)   $     (52,958)   $    (687,522)
                                       =============    =============    =============

Net loss per share-basic and
diluted .............................  $      (0.000)   $      (0.000)   $      (0.006)
                                       =============    =============    =============
Weighted average number of
common shares outstanding ...........    109,994,293      106,683,429      109,994,293
                                       =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
AND FROM INCEPTION TO MARCH 31, 2001
(UNAUDITED)

                                                   For the       For the      From inception
                                                three months   three months    May 12, 1999
                                                 ended March    ended March    to March 31,
                                                  31, 2001        31, 2000        2001
                                                ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .................................   $ (64,948)    $ (52,958)     $(704,174)
     Adjustments to reconcile net
     (loss) to net cash
     Loss on acquisition October 13,
      2000 net-liabilities acquired ...........        --            --          280,686
     Depreciation and amortization ............       5,230         2,832         22,443
     Shares issued for services ...............       4,472          --            6,567
(Increase) decrease in operating assets
       Prepaid and deposits ...................       9,470       (23,418)       (11,922)
Increase (decrease) in operating liabilities
       Accounts payable .......................       5,149           804         20,397
       Accrued expenses .......................      (5,811)         --           24,345
       Deferred income ........................        --            --           42,332
                                                 ---------     ---------      ---------
Cash flows used in operating activities
                                                    (46,438)      (72,740)      (319,326)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of furniture and
   equipment ..................................        --         (38,901)       (84,429)
  Purchase of research and
    development ...............................        --         (78,616)      (126,996)
                                                  ---------     ---------      ---------
Cash flows used in investing activities .......        --        (117,517)      (211,425)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from director ...........      38,130          --          512,660
     Shares issued for cash ...................        --            --               17
     Cash acquired in acquisition .............        --            --           25,062
                                                  ---------     ---------      ---------
Cash flows from financing activities ..........      38,130          --          537,739

Effect of cumulative translation adjustment ...        --            --           16,652
                                                  ---------     ---------      ---------

Cash flows (used for) from all activities .....      (8,308)     (190,257)        23,640

Cash balance at beginning of period ...........      31,948       267,702           --
                                                  ---------     ---------      ---------
Cash balance at end of period .................   $  23,640     $  77,445      $  23,640
                                                  =========     =========      =========

Cash paid for:
   Interest expense ...........................        --            --             --
   Taxes ......................................        --            --             --
Supplemental disclosure of non-cash
investing and financing activities:
  Stock issued for reduction of loan
  from shareholder ............................   $  10,000     $    --        $  10,000

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FROM INCEPTION TO MARCH 31, 2001
(UNAUDITED)

                                                   Common stock                                  (Deficit)
                                     ---------------------------------------                      accumulated
                                                                    Discount      Compre-         during
                                     Number of       Par value      From par      hensive         development
                                     shares          $(0.001)       value         income          stage
                                     ---------       ---------      --------      -------         -----------
Common stock issued for
acquisition of Chinanet
Group at par value as
of May 12, 1999 ................    106,683,429   $    106,683   $   (106,666)   $          0    $          0

Translation adjustment .........           --             --             --            11,164            --

Net (loss) during period .......           --             --             --              --            (1,879)
                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999 ...    106,683,429        106,683       (106,666)         11,164)         (1,879)

Effect of exchange
reorganization October
13, 2000 ......................      2,660,864          2,661         (2,661)           --              --

Common stock issued for
services provided and
billed and for future
services in the amount
of $150,000 ....................        150,000            150        149,850            --              --
Deduct deferred
services expense ...............           --             --          (83,053)           --              --

Translation adjustment .........           --             --             --             5,488            --

Net (loss) .....................           --             --             --              --          (637,347)
                                   ------------   ------------   ------------    ------------    ------------
Balance at
December 31, 2000 ..............    109,494,293        109,494        (42,530)         16,652        (639,226)

Shares issued in payment
of shareholder loan ............      1,000,000          1,000          9,000            --              --

Services received for
shares issued in prior period ..           --             --            4,472            --              --

Net loss for the period ........           --             --             --              --           (64,948)
                                   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2001 ......    110,494,293   $    110,494   $    (29,058)   $     16,652    $   (704,174)
                                   ============   ============   ============    ============    ============

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONHTS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

ORGANIZATION AND PRINCIPLE ACTIVITY

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

On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet Corporation, a Colorado Corporation. The shareholders of the Company approved the Agreement and Plan of Merger on October 1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999 when 15,559,542 outstanding shares of Powersoft common stock were converted into 522,338 shares of the Company’s common stock. The number of shares converted into the Company’s stock were rounded up to the next whole share.

On January 18, 1999, the Company entered into an agreement with SAR Trading Limited (“SAR”), 100% owned by Fai H. Chan who beneficially owned 79% of the Company, wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares (reduced to 667,000 when the Reincorporation Merger took place) of the Company at a fixed rate of $0.05 per share. The $3,838,000 note was reduced to $2,472,722 with assignment of an amount due from a related party of $1,365,278.

In June 2000 the promissory note payable to SAR in the amount of $2,472,722 was converted into 1,471,859 shares of the Company’s common stock.

Due to the above-mentioned sale of all of the investments, the Company was an inactive shell at December 31, 1999.

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Ltd., a British Virgin Island corporation (“ChinaNet”), that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”) a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000.

The details of the Company’s holdings and their principal activities are summarized below.

                                    Date of
                                 acquisition or    Place of        Equity interest
          Name                     formation    incorporation      Direct  Indirect    Activity
-------------------------------  -------------- -------------      ----------------    --------
Chinanet Communication Limited    May 18, 2000   British Virgin      100%               Inactive
(Chinanet BVI)                                   Islands
Chinanet Communication Limited    May 12, 1999   Hong Kong            26%     74%       Inactive
(Chinanet HK)
Mobilnet Communication Limited    June 7, 2000   Hong Kong                   100%       Inactive
(Mobil)
Chinanet Communication Limited    October 12,    Western Samoa       100%               Inactive
(Chinanet Samoa)                  2000
Beijing Star Gain Data            December 7,                                100%       Communication
Communication System Co.          1999                                                  equipment
Limited (Beijing Star)

Beijing Star, the operating company, 1s researching, developing and intends to manufacture and market a handheld personal digital assistant (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

The Company’s business is characterized by rapid technological change, new products and service development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

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

BASIS OF PRESENTATION

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet that owns 100% of Beijing Star in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000. Prior to the issuance of the shares, the Company had 2,660,864 shares of common stock outstanding. As a result of the exchange, the shareholders of ChinaNet own 97.6% of the common stock outstanding of the Company after the issuance of the 106,683,429 shares.

The acquisition of ChinaNet by the Company on October 13, 2000 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of ChinaNet controlled over 97% of the total shares of Common Stock of the company outstanding immediately following the acquisition.

On this basis, the historical financial statements prior to October 13, 2000 have been restated to be those of the accounting acquirer ChinaNet. The historical stockholders’ equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to “discount from par value”. The original 2,660,864 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders’ equity account of the Company on October 13, 2000.

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the British Virgin Islands and Hong Kong and the PRC, which were prepared in accordance with generally accepted accounting principles in Hong Kong and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b)           PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of as of March 31, 2001. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

Inventories will be stated at the lower of cost, on a first-in first-out basis, or market value.

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

The basic and diluted earnings per common share were the same for the periods presented because no dilutive securities were outstanding or exercisable as of March 31, 2001.

j)           RESEARCH AND DEVELOPMENT COSTS

Expenditures related to the research and development of new products and processes are expensed as incurred, unless they are required to be capitalized. Research and development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the year ended December 31, 2000 the Company capitalized $126,996 of costs related to the purchase of technology from the University of Beijing that provided new functionality for the Company’s existing detailed program design and working model. The Company will amortize capitalized research and development against sales at a rate of ten percent or over a four-year period, which approximates the period to be benefited, whichever is shorter.

k)           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition In Financial Statements”, which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 has no material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivation Instruments and Hedging Activities” which delayed the effective date of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for one year. SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by the Company when required, if not earlier. The adoption of SAB 101 has no material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $585,325 and $557,195 at March 31, 2001 and December 31, 2000, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

Total shares restricted as to trading were 107,833,429 at March 31, 2001.

The stated par value of common stock is $0.001 per share. Since the shares issued in the reverse acquisition of Chinanet were valued at less than par the Company has recorded a “discount from par value”. Proceeds in excess of par from stock sales and stocks issued for services will be credited to the “discount from par value” account until the total par value is equivalent to $0.001.

The Company issued 150,000 shares of common stock for services in October of 2000, of which, $83,053 at December 31, 2000 was for services to be provided in future periods. During the three months ended March 31, 2001, $4,472 of such services were provided.

The Company issued 1,000,000 shares of common stock in cancellation of a shareholder’s loan in the amount of $10,000.

LEASES

The Company leased office space on a month-to-month basis.

INCOME TAXES

The Peoples Republic of China (PRC) income tax laws covering Foreign Investment Enterprises and Foreign Enterprises govern the Company. Foreign investment enterprises are generally subject to income tax at a rate of 33% (30% country and 3% local).

Foreign enterprises that are approved as high-tech or new technology enterprises that are established in the Beijing New Technology Industry Development Zone are subject to a reduced tax rate of 15%. New technology enterprises also receive a three-year exemption from taxation and an additional three years at one half the 15% rate (7.5%)

The Company’s operations in the PRC have been approved as a new technology enterprise.

          The components of the deferred tax asset is as follows:

                                             March 31,     March 31,
                                               2001          2000
                                             --------      --------
     Deferred tax asset net operating
     loss carry-forward                    $  30,000      $   4,000

     Valuation allowance                      30,000          4,000
                                           ---------      ---------

     Net deferred tax assets               $     --       $    --
                                           =========      =========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

          Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                 March 31,     March 31,
                                                   2001          2000
                                                 --------      --------
     Effective statutory federal tax
     (benefit) rate                               (7.5)%          (7.5)%

     Variance allowance                            7.5%            7.5%
                                               ---------        ---------

     Effective tax rate                              0%              0%
                                               =========        =========

Subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. Since they are non-operating no income tax expense has been recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS, WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto.

The Company’s major expense is salaries devoted to the research of technologies related to the development of the PDA.

The Company is generating some income by selling technical know-how and patents that has been developed as a by-product of the Company’s research and development.

The Company will require additional investment for research and development and later for marketing and selling the developed product. During the interim the Company is being financed by loans from a major stockholder.

Item 3. RISKS

The Company’s business is characterized by rapid technological change, new products and service development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults on Senior Securities - None

Item 4. Submission of Items to a Vote - None

Item 5. Other Information - None

Item 6.

                     (a)    Exhibits - None
                     (b)    Reports on Form 8-K - None

SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2002                                                                                Asia SuperNet Corporation

                                                                                                                        By: /s/ Lui Ming Hui
                                                                                                                                  Lui Ming Hui
                                                                                                                                  Director