Form 10QSB
period 2001-06-30
ASIA SUPERNET CORP
filed 2002-04-03
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]     No  [X]

The number of shares of the registrant’s common stock as of June 30, 2001: 110,494,293 shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No [X]

ASIA SUPERNET CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
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

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

                                                              June 30,    December 31,
                                                                2001          2000
                                                              -------     -----------
ASSETS
     Current assets
Cash .....................................................   $  19,076    $  31,948
Prepayments and deposits .................................      14,440       21,392
                                                             ---------    ---------
      Total current assets ...............................      33,516       53,340

Property and equipment
      Office furniture and equipment .....................      95,958       92,413
      Less-Reserve for depreciation ......................      32,627       23,200
                                                             ---------    ---------
       Net office furniture and equipment ................      63,331       69,213

Intangible assets
      Research and development ...........................     126,996      126,996
      Less-Amortization ..................................       1,754         --
                                                             ---------    ---------
       Net research and development ......................     125,242      126,996
                                                             ---------    ---------

     Total  assets .......................................   $ 222,089    $ 249,549
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable .........................................   $ 111,972    $ 102,107
Accrued expenses .........................................      97,678      103,525
Deferred income ..........................................      53,217       42,332
Loans from director, shareholders and related parties
                                                               659,861      557,195
                                                             ---------    ---------
       Total current liabilities .........................     922,728      805,159

     Shareholders' equity
Preferred stock (par value $0.001)
300,000,000 shares authorized, none issued
Common stock (par value $0.001) 900,000,000
shares authorized; 109,494,293 at December
31, 2000 and 110,494,293 at March 31, 2001
issued and outstanding ...................................     110,494      109,494
Discount from par value ..................................     (25,058)     (42,530)
Cumulative comprehensive income ..........................      16,652       16,652
Deficit accumulated during development stage
                                                              (802,727)    (639,226)
                                                             ---------    ---------

     Total shareholders' deficit .........................    (700,639)    (555,610)
                                                             ---------    ---------

     Total liabilities and shareholders' equity ..........   $ 222,089    $ 249,549
                                                             =========    =========

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
THE THREE MONTHS JUNE 30, 2001 AND 2000 AND
CUMULATIVE FROM INCEPTION TO JUNE 30, 2001
(UNAUDITED)

                                               Six months       Six months       Three months    Three months     From inception
                                               ended June       ended June        ended June      ended June      May 12, 1999 to
                                                30, 2001         30, 2000          30, 2001        30, 2000        June 30, 2001
                                               ----------       ----------       -----------     ------------     ---------------

SALES ..................................   $      17,537    $        --      $      11,490    $        --      $      17,537
COST OF SALES ..........................          11,119             --              8,555             --             11,119
                                           -------------    -------------    -------------    -------------    -------------
                                                                    6,418            2,935             --              6,418

EXPENSES
  Salaries and related costs ...........          74,882           30,281           42,165           23,732          233,745
  Rent .................................          29,253            7,609           19,782            4,845           54,227
  Research and development .............            --             33,597             --               --             35,947
  Office ...............................          21,354            9,770           17,390            5,401           45,234
  Travel and entertainment .............          13,185           17,698           10,959           16,349           55,430
  Depreciation .........................           9,427            6,696            4,802            3,864           26,640
  Audit ................................            --              7,500             --              7,500           17,024
  Legal and professional fees ..........          16,531           18,621            4,382           18,333           42,955
  Telephone ............................           5,277            4,453            2,008            3,244           17,257
                                           -------------    -------------    -------------    -------------    -------------
Total expenses .........................         169,919          136,225          101,488           83,268          528,459
                                           -------------    -------------    -------------    -------------    -------------

Loss from operations ...................        (163,501)        (136,225)         (98,553)         (83,268)        (539,578)
Income tax .............................            --               --               --               --               --
                                           -------------    -------------    -------------    -------------    -------------
Loss before acquisition ................        (163,501)        (136,225)         (98,553)         (83,268)        (539,578)
Loss from acquisition October 13,
2000-net liabilities acquired ..........            --               --               --               --           (280,686)
                                           -------------    -------------    -------------    -------------    -------------
Net loss ...............................        (163,501)        (136,255)         (98,553)         (83,268)        (820,264)
Comprehensive income-foreign currency
adjustment .............................            --               --               --               --             16,652
                                           -------------    -------------    -------------    -------------    -------------

Comprehensive loss .....................   $    (163,501)   $    (136,255)   $     (98,553)   $     (83,268)   $    (803,612)
                                           =============    =============    =============    =============    =============

Net loss per share-basic and diluted ...   $      (0.001)   $      (0.001)   $      (0.001)   $      (0.000)   $      (0.007)
                                           =============    =============    =============    =============    =============
Weighted average number of common
shares outstanding .....................     109,994,293      106,683,429      109,994,293      106,683,429      109,994,293
                                           =============    =============    =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE FROM INCEPTION TO JUNE 30, 2001
(UNAUDITED)

                                                    For the six      For the six       From inception
                                                   months ended      months ended     May 12, 1999 to
                                                   June 30, 2001    June 30, 2000      June 30, 2001
                                                   --------------   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ...................................   $(163,501)        $(136,225)        $(802,727)
     Adjustment to reconcile net
     (loss) to net cash
        Loss on acquisition October
        13, 2000 net liabilities
        acquired ................................        --                --             280,686
        Depreciation and amortization ...........      11,181             6,696            28,394
        Shares issued for services ..............       8,472              --              10,567
(Increase) decrease in operating assets
       Prepaid and deposits .....................       6,952           (42,922)          (14,440)
Increase (decrease) in operating liabilities
       Accounts payable .........................       9,865             3,302            25,113
       Deferred income ..........................      10,885              --              53,217
       Accrued expenses .........................      (5,847)            1,923            24,309
                                                    ---------         ---------         ---------
Cash flows used in operating activities .........    (121,993)         (167,226)         (394,881)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of furniture and
       equipment ................................      (3,545)          (56,362)          (87,974)
      Purchase of research and
       development ..............................        --            (114,901)         (126,996)
                                                    ---------         ---------         ---------
Cash flows used in investing activities .........      (3,545)         (171,263)         (214,970)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from director .............     112,666           152,892           587,196
     Shares issued for cash .....................        --                --                  17
     Cash from acquisition ......................        --                --              25,062
                                                    ---------         ---------         ---------
Cash flows from financing activities ............     112,666           152,892           612,275

Effect of cumulative translation adjustment .....        --                 268            16,652
                                                    ---------         ---------         ---------

Cash flows (used) from all activities ...........     (12,872)         (185,329)           19,076

Cash balance at beginning of period .............      31,948           267,702              --
                                                    ---------         ---------         ---------
Cash balance at end of period ...................   $  19,076         $  82,373         $  19,076
                                                    =========         =========         =========

Cash paid for:
   Interest expense ...........................        --           --           --
   Taxes ......................................        --           --           --
Supplemental disclosure of non-cash
investing and financing activities:
  Stock issued for reduction of loan
  from shareholder ............................   $  10,000    $    --      $  10,000

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FROM INCEPTION TO JUNE 30, 2001
(UNAUDITED)

                                                    Common stock                                    (Deficit)
                                      ---------------------------------------                       accumulated
                                                                     Discount       Compre-         during
                                      Number of       Par value      From par       hensive         development
                                      shares          $(0.001)       value          income          stage
                                      ---------       ---------      --------       -------         -----------
Common stock issued for
acquisition of Chinanet
Group at par value as
of May 12, 1999 ...................   106,683,429   $   106,683   $  (106,666)   $         0   $         0

Translation adjustment ............          --            --            --           11,164          --             --

Net (loss) during period ..........          --            --            --             --            --           (1,879)
                                      -----------   -----------    -----------   -----------    -----------
Balance at December 31, 1999 ......   106,683,429       106,683      (106,666)        11,164        (1,879)

Effect of exchange
reorganization October 13, 2000 ...     2,660,864         2,661        (2,661)          --            --

Common stock issued for
services provided and
billed and for future
services in the amount
of $150,000 .......................       150,000           150       149,850           --             --

Deduct deferred services expense ..          --            --         (83,053)          --            --

Translation adjustment ............          --            --            --            5,488          --

Net (loss) ........................          --            --            --             --        (637,347)
                                      -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2000 ......   109,494,293       109,494       (42,530)        16,652      (639,226)

Shares issued in payment
of shareholder loan ...............     1,000,000         1,000         9,000           --            --

Services received for
shares issued in prior period .....          --            --           8,472           --            --

Net loss for the period ...........          --            --            --             --        (163,501)
                                      -----------   -----------    -----------   -----------    -----------
Balance at June 30, 2001 ..........   110,494,293   $   110,494   $   (25,058)   $    16,652   $  (802,727)
                                      ===========   ===========    ===========   ===========    ===========

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
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

The details of the Company’s holdings and their principal activities at June 30, 2001 are summarized below.

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
(Chinanet)                                       Islands
Chinanet Communication Limited    May 12, 1999   Hong Kong            26%     74%       Inactive
(Chinanet HK)
Mobilnet Communication Limited    June 7, 2000   Hong Kong                   100%       Inactive
(Mobil)
Chinanet Communication Limited    October 12,    Western Samoa       100%               Inactive
(Chinanet Samoa)                  2000
Beijing Star Gain Data            December 7,    Peoples                     100%       Communication
Communication System Co.          1999           Republic of                            equipment
Limited (Beijing Star)                           China
Mobilenet Communication Limited   May 2001       British Virgin      100                Inactive
                                                 Islands
China-Antiflooding System         June 2001      Samoa               100                Inactive
Monitor Limited
China Environment System Monitor  June 2001      Samoa               100                Inactive

Beijing Star, the operating company, is researching, developing and intends to manufacture and market a handheld personal digital assistant (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

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

b)           PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of as of June 30, 2001. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

The basic and diluted earnings per common share were the same for the periods presented because no dilutive securities were outstanding or exercisable as of June 30, 2001 and 2000.

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

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $659,861 and $557,195 at June 30, 2001 and December 31, 2000, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

Total shares restricted as to trading were 107,833,429 at June 30, 2001.

The stated par value of common stock is $0.001 per share. Since the shares issued in the reverse acquisition of Chinanet were valued at less than par the Company has recorded a “discount from par value”. Proceeds in excess of par from stock sales and stocks issued for services will be credited to the “discount from par value” account until the total par value is equivalent to $0.001.

The Company issued 150,000 shares of common stock for services in October of 2000, of which, $83,053 at December 31, 2000 was for services to be provided in future periods. During the six months ended June 30, 2001, $8,472 of such services were provided.

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

The Company’s operations in the PRC have been approved as a new technology enterprise.

          The components of the deferred tax asset is as follows:

                                            June 30,      June 30,
                                              2001          2000
                                            -------       -------
    Deferred tax asset net operating
    loss carry-forward                     $  39,000    $  10,000

    Valuation allowance                       39,000       10,000
                                           ---------    ---------

    Net deferred tax assets                $    --      $    --
                                           =========    =========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

          Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                 June 30,      June 30,
                                                   2001          2000
                                                 -------       -------
     Effective statutory federal tax
     (benefit) rate                               (7.5)%          (7.5)%

     Variance allowance                            7.5%            7.5%
                                               ---------        ---------

     Effective tax rate                              0%              0%
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