Form 10QSB
period 2001-09-30
ASIA SUPERNET CORP
filed 2002-04-03
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]     No  [X]

The number of shares of the registrant’s common stock as of September 30, 2001: 110,494,293 shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No[X]

ASIA SUPERNET CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

ASIA SUPERNET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

                                                        September 30,   December 31,
                                                            2001            2000
                                                        ------------    -----------
ASSETS
     Current assets
Cash ...................................................   $  21,964    $  31,948
Prepayments and deposits ...............................      14,457       21,392
                                                           ---------    ---------
      Total current assets .............................      36,421       53,340

Property and equipment
      Office furniture and equipment ...................     103,225       92,413
      Less-Reserve for depreciation ....................      41,014       23,200
                                                           ---------    ---------
       Net office furniture and equipment ..............      62,211       69,213

Investment in related company ..........................         100         --

Intangible assets
      Research and development .........................     126,996      126,996
      Less-Amortization ................................      12,035         --
                                                           ---------    ---------
       Net research and development ....................     114,961      126,996
                                                           ---------    ---------
     Total  assets .....................................   $ 213,693    $ 249,549
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable .......................................   $ 121,198    $ 102,107
Accrued expenses .......................................      95,478      103,525
Deferred income ........................................      53,217       42,332
Loans from director, shareholders and related parties ..     672,147      557,195
                                                           ---------    ---------
       Total current liabilities .......................     942,040      805,159

     Shareholders' equity
Preferred stock (par value $0.001)
300,000,000 shares authorized, none issued
Common stock (par value $0.001) 900,000,000
shares authorized; 109,494,293 at December
31, 2000 and 110,494,293 at March 31, 2001
issued and outstanding .................................     110,494      109,494
Paid in capital (Discount from par value) ..............       2,100      (42,530)
Cumulative comprehensive income ........................      16,652       16,652
Deficit accumulated during development stage ...........    (857,593)    (639,226)
                                                           ---------    ---------

     Total shareholders' deficit .......................    (728,347)    (555,610)
                                                           ---------    ---------

     Total liabilities and shareholders' equity ........   $ 213,693    $ 249,549
                                                           =========    =========

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
THE THREE MONTHS SEPTEMBER 30, 2001 AND 2000 AND
CUMULATIVE FROM INCEPTION TO SEPTEMBER 30, 2001
(UNAUDITED)

                                                         Six months     Three months       Three months    From inception
                                      Six months ended      ended           ended              ended        May 12, 1999
                                        September 30,    September 30,   September 30,     September 30,    to September
                                            2001             2000            2001              2000           30, 2001
                                      ----------------   ------------   -------------      ------------    --------------

SALES .............................   $     120,344    $        --      $     102,806    $        --      $     120,344
COST OF SALES .....................          26,814             --             15,697             --             26,814
                                      -------------    -------------    -------------    -------------    -------------
                                             93,530             --             87,109             --             93,530

EXPENSES
  Salaries and related costs ......         117,477           83,110           42,593           52,829          276,338
  Rent ............................          38,142           16,399            8,890            8,790           63,117
  Research and development ........            --             36,139             --                175           36,251
  Office ..........................          34,602           15,203           13,247            5,631           58,481
  Travel and entertainment ........          36,587           28,829           23,391           11,131           78,821
  Depreciation ....................          14,003           11,554            4,576            4,858           31,216
  Audit ...........................          17,814            7,500           17,814             --             34,838
  Legal and professional fees .....          44,687           18,718           27,856              385           70,811
  Telephone .......................           8,585            7,278            3,307            2,825           20,564
                                      -------------    -------------    -------------    -------------    -------------
Total expenses ....................         311,897          224,730          141,674           86,624          670,437
                                      -------------    -------------    -------------    -------------    -------------

Loss from operations ..............        (218,367)        (224,730)         (54,565)         (86,624)        (576,907)
Income tax ........................            --               --               --               --               --
                                      -------------    -------------    -------------    -------------    -------------
Loss before acquisition ...........        (218,367)        (224,730)         (54,565)         (86,624)        (576,907)
Loss from acquisition October 13,
2000-net liabilities acquired .....            --               --               --               --           (280,686)
                                      -------------    -------------    -------------    -------------    -------------
Net loss ..........................        (218,367)        (224,730)         (54,565)         (86,624)        (857,593)
Comprehensive income-foreign
 currency adjustment ..............            --               --               --               --             16,652
                                      -------------    -------------    -------------    -------------    -------------

Comprehensive loss ................   $    (218,367)   $    (224,730)   $     (54,565)   $     (86,624)   $    (840,941)
                                      =============    =============    =============    =============    =============

Net loss per share-basic
 and diluted ......................   $      (0.002)   $      (0.002)   $      (0.000)   $      (0.000)   $      (0.008)
                                      =============    =============    =============    =============    =============
Weighted average number of common
shares outstanding ................     110,383,182      106,683,429      110,383,182      106,683,429      110,383,182
                                      =============    =============    =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
CUMULATIVE FROM INCEPTION TO SEPTEMBER 30, 2001
(UNAUDITED)

                                                   For the six    For the six  From inception
                                                   months ended  months ended   May 12, 1999
                                                     September     September    to September
                                                     30, 2001       30, 2000     30, 2001
                                                   ------------  ------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ...................................     $(218,367)   $(224,730)   $(857,593)
     Adjustment to reconcile net
     (loss) to net cash
        Loss on acquisition October
        13, 2000 net liabilities
        acquired ................................          --           --        280,686
        Depreciation and amortization ...........        29,849       11,554       47,062
        Shares issued for services ..............        35,630         --         37,725
(Increase) decrease in operating assets
       Prepaid and deposits .....................         6,935      (33,584)     (14,457)
Increase (decrease) in operating liabilities
       Accounts payable .........................        29,091        8,739       44,339
       Deferred income ..........................        10,885         --         53,217
       Accrued expenses .........................        (8,047)         385       22,109
                                                      ---------    ---------    ---------
Cash flows used in operating activities .........      (114,024)    (237,636)    (386,912)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of furniture and
       equipment ................................       (10,912)     (75,219)     (95,341)
      Purchase of research and
       development ..............................          --       (114,901)    (126,996)
                                                      ---------    ---------    ---------
Cash flows used in investing activities .........       (10,912)    (190,120)    (222,337)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from director .............       114,952      152,892      589,482
     Shares issued for cash .....................          --           --             17
     Cash from acquisition ......................          --           --         25,062
                                                      ---------    ---------    ---------
Cash flows from financing activities ............       114,952      152,892      614,561

Effect of cumulative translation adjustment .....          --         15,228       16,652
                                                      ---------    ---------    ---------

Cash flows (used) from all activities ...........        (9,984)    (259,636)      21,964

Cash balance at beginning of period .............        31,948      267,702         --
                                                      ---------    ---------    ---------
Cash balance at end of period ...................     $  21,964    $   8,066    $  21,964
                                                      =========    =========    =========

Cash paid for:
   Interest expense .............................          --           --           --
   Taxes ........................................          --           --           --
Supplemental disclosure of non-cash investing
and financing activities:
  Stock issued for reduction of loan from
shareholder .....................................     $  10,000    $    --      $  10,000

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2001
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

Common stock issued for
services provided and
billed and for future
services in the amount
of $150,000 ....................        150,000            150        149,850            --              --
Deduct deferred
services expense ...............           --             --          (83,053)           --              --

Translation adjustment .........           --             --             --             5,488            --

Net (loss) .....................           --             --             --              --          (637,347)
                                   ------------   ------------   ------------    ------------    ------------
Balance at
December 31, 2000 ..............    109,494,293        109,494        (42,530)         16,652        (639,226)

Shares issued in payment
of shareholder loan ............      1,000,000          1,000          9,000            --              --

Services received for
shares issued in prior period ..           --             --           35,630            --              --

Net loss for the period ........           --             --             --              --          (218,367)
                                   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2001
                                    110,494,293   $    110,494   $      2,100    $     16,652    $   (857,593)
                                   ============   ============   ============    ============    ============

The accompanying notes to financial statements are an integral part of this statement.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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

The details of the Company’s holdings and their principal activities at September 30, 2001 are summarized below.

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
Beijing Star Gain Data            December 7,    Peoples Republic            100%         Communication
Communication System Co.          1999           of China                                 equipment
Limited (Beijing Star)
China-Antiflooding System         June 2001      Samoa                50                  Inactive
Monitor Limited
China Environment System Monitor  June 2001      Samoa                50                  Inactive

During the third quarter the Company dissolved Mobilnet Communication Limited organized in Hong Kong, a company that had been inactive. Also during the third quarter the Company sold a 60% interest in Mobilnet Communications Limited (Mobil BVI) organized in the British Virgin Islands for a nominal amount. Beijing Star sold technical know-how to Mobil BVI for $102,800 that has been recognized as revenue in the third quarter. Mobil BVI is operated and controlled by the 60% owners.

Beijing Star, the operating company, has researched, developed and intends to manufacture and market a handheld personal digital assistant (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

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

The Company prepared its December 31, 2000 financial statements as a company in the development stage. The Company has completed its research and development as of that date. The financial statements for current year (2001)are prepared as a company out of the development stage.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b)           PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of as of September 30, 2001. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

f)           OPERATING LEASES

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the leasers. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

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

The basic and diluted earnings per common share were the same for the periods presented because no dilutive securities were outstanding or exercisable as of September 30, 2001 and 2000.

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

k)           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFSA No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon it fair value.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

In October 2001, the FASB issued SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards as of this year.

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $672,147 and $557,195 at September 30, 2001 and December 31, 2000, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

The Company transferred know-how and patent to a related company for $102,806 which has been included in sales.

COMMON STOCK

Total shares restricted as to trading were 107,833,429 at September 30, 2001.

The stated par value of common stock is $0.001 per share. Since the shares issued in the reverse acquisition of Chinanet were valued at less than par the Company recorded a “discount from par value”. Proceeds in excess of par from stock sales and stocks issued for services were credited to the “discount from par value” account until the total par value was equivalent to $0.001. The “discount from par value” was covered during the third quarter and additional amounts will be credited to “paid in capital”.

The Company issued 150,000 shares of common stock for services in October of 2000, of which, $83,053 at December 31, 2000 was for services to be provided in future periods. During the nine months ended September 30, 2001, $35,630 of such services was provided.

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

The Company’s operations in the PRC have been approved as a new technology enterprise.

          The components of the deferred tax asset is as follows:

                                              September 30,    September 30,
                                                  2001              2000
                                              -------------    ------------
     Deferred tax asset net operating
     loss carry-forward                       $   41,000       $   16,800

     Valuation allowance                          41,000           16,800
                                              ----------       ----------

     Net deferred tax assets                  $     --         $    --
                                              ==========       ==========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

          Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                              September 30,    September 30,
                                                  2001              2000
                                              -------------    ------------
     Effective statutory federal tax
     (benefit) rate                               (7.5)%          (7.5)%

     Variance allowance                            7.5%            7.5%
                                               ---------        ---------

     Effective tax rate                              0%              0%
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

The Company has finished it primary research and development and is now concentrating its efforts on developing the handheld personal digital assistant (PDA) product.

The Company will require additional investment to strengthen the financial condition of the Company in order manufacture, market and sell its product. During the interim the Company is being financed by loans from a major stockholder and sale of its know-how and patents in other communications areas unrelated to the PDA.

Sales are for know-how and patents in unrelated communications areas. The expenses of the nine months were primarily salaries and legal and professional fees, as compared to the prior year when most of the expense were for research and development.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults on Senior Securities - None

Item 4. Submission of Items to a Vote - None

Item 5. Other Information - None

Item 6.

                     (a)    Exhibits - None
                     (b)    Reports on Form 8-K

A Current Report on Form 8-K dated June 21, 2001 was filed on September 24, 2001 to report under Item 4 the appointment of William D. Lindberg as the independent accountant for the Company, as well as, the dismissal of Deloitte Touche Tohmatsu as the independent accountants and to file the letter of Deloite Touche Tohmatsu to the SEC under Item 7.

A Current Report on Form 8-K/A dated June 21, 2001 was filed on September 28, 2001 to report under Item 4 the appointment of William D. Lindberg as the independent accountant for the Company, as well as, the dismissal of Deloitte Touche Tohmatsu as the independent accountants and to file the letter of Deloite Touche Tohmatsu to the SEC under Item 7.

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