Form 10KSB
period 2001-12-31
ASIA SUPERNET CORP
filed 2002-04-16
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X}	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended DECEMBER 31, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____ to______

COMMISSION FILE NUMBER 0-7619

Asia SuperNet Corporation
(Exact name of registrant as specified in its charter)

                                       COLORADO                                                                                    98-0636333
                      (State or other jurisdiction of                                                    (I.R.S. Employer Identification No.)
                       incorporation or organization)

1888 Sherman Street, Suite 500, Denver, Colorado, 80203    303-894-7971
(Address of Principal Executive Offices, including Registrant’s zip code and telephone number)

1700 Lincoln Street, Suite 3100, Denver , Co. 80203
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
    YES [X] NO [  ]

The number of shares of the registrant’s common stock as of December 31, 2001: 110,494,293 shares.

Documents Incorporated by Reference
None

       Transitional Small Business Disclosure Format     YES  [X] NO  [  ]

ASIA SUPERNET CORPORATION

FORM 10-KSB
YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

                                   PART I                                   PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS                                               3

Item 2.  DESCRIPTION OF PROPERTIES                                             7

Item 3.  LEGAL PROCEEDINGS                                                     7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   7

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS         8

Item 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             8

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           9

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                        21

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         21

Item 10.  EXECUTIVE COMPENSATION                                              22

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      22

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      23

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                    23

SIGNATURES                                                                    25

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

        Name                       Date of           Place of        Equity interest       Activity
                                acquisition or    incorporation      Direct Indirect
                                   formation
-----------------------------------------------------------------------------------------------------

Chinanet Communication Limited  May 18, 2000      British Virgin     100%                 Inactive
(Chinanet BVI)                                    Islands
Chinanet Communication Limited  May 12, 1999      Hong Kong           26%        74%      Inactive
(Chinanet HK)
China Communication Limited     October 12, 2000  Western Samoa      100%                 Inactive
(Chinanet Samoa)
Beijing Star Gain Data          December 7, 1999  Peoples Republic              100%      Communication
Communication System Co.                          of China                                equipment
Limited (Beijing Star)
China-Antiflooding System       June 2001         Samoa               50%                 Inactive
Monitor Limited
China Environmental System      June 2001         Samoa               50%                 Inactive
Monitor Limited
Beijing Stargain Data           November 2001     Peoples Republic               50%      Investment holding
Communications Technology Ltd.                    of China
Beijing Stargain Environmental  November 2001     Peoples Republic               50%      Investment holding
Monitor Technology Ltd.                           of China

During the year the Company dissolved Mobilenet Communication Limited organized in Hong Kong, a company that had been inactive. Also during the year the Company sold a 60% interest in Mobilenet Communications Limited organized in the British Virgin Islands (Mobile BVI) for a nominal amount. Beijing Star sold technical know-how and certain patents related to communications to Mobile BVI (after selling 60%interest in Mobile BVI) for $102,800 that has been recognized as revenue. Mobile BVI is operated and controlled by the 60% owners.

Beijing Star, the operating company, has researched, developed and intends to manufacture and market a handheld “personal digital assistant” (PDA), which has been designed to function through China’s existing paper network infrastructure. Beijing Star’s goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center (MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

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

The Products

The industry of China’s paging communication services tends to be saturated and is confronted with competition from the high-powered Mobile Communication Services. The paging operators must change from the original unidirectional paging network to a multifunctional bi-directional system if they are to continue to compete for customers. For this reason, Beijing StarGain Data Communication System Limited has developed two technical products; concrete details are as follows:

1.     The bi-directional improvement technologies for unidirectional paging network

The Company’s only operating subsidiary Beijing Star has developed a new and low-cost bi-directional paging system. This system has changed the traditional unidirectional paging system into multifunctional bi-directional system, using the downstream Broadcast Channel and upstream Order Channel to fully upgrade the data services and upgrading the pager into a “personal digital assistant” PDA with regular paging functions. Based on the original paging system, the new system is equipped with upstream base station, MCC (master control center) and palm computer (so called as PDA) with bi-directional paging function. The paging station sends out the information provided by various web sites through original broadcasting network. The users can use PDA to receive the information, and they can then order the information to meet their requirements. The upstream receives the upstream request of PDA, and then sends the request to the MCC via private line or via the bi-directional base station through wireless method. The reply of PDA request can feed back through the downstream channel of the original unidirectional paging. The MCC can route all sorts of information and it is connected with the bi-directional base station, web sites, paging station and relevant companies (such as the securities companies or banks).

Various technical improvements have been designed into the system. For example, the base-band is designed as full duplex, thus the system can realize all functions of CDPD (Cellular Digital Packet Data) network after more transmission models are added to the base station, while the fee of network construction and the services fee are still far less than that of CDPD network. The development tendency of Mobile Data Exchange with high speed will be the GPRS (General Packet Radio Service) system (WAP is just the predecessor of GPRS in the respect of the wireless network access, since the WAP still use the voice channel of hand phone network to transmit data). The implementation of GPRS system will be carried out in 2002 in China (the commencement of experimental network will be earlier). The initial GPRS system and network construction fee and services fee will be high. Since the bi-directional paging communication system will be less expensive the market in China will be much greater.

2.    The PDA supporting the WAP (Wireless Application Protocol) and possessing paging functions

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

Beijing Star has developed the plug-card of data switch for the popular hand phone, and the plug-card is built in the PDA with paging functions. The PDA can access the hand phone network when it is connected with a hand phone. The PDA is equipped with a module that possesses the paging function, so it can receive the broadcasting information from the paging station. An additional improvement allows the mini-type browser embed in the PDA to make it compatible with WAP protocol, so the users can smoothly navigate the content of WAP sites via the PDA. The network reconstruction provides the supplier of e-commerce services with WAP access platform and also installs the corresponding gateway software for the provider of paging services, so the traditional paging network is reconstructed into the unidirectional network to provide Internet information. In addition, the information can be input into the PDA with electronic pen, the input of Chinese is very convenient and its LCD is more comfortable than that of the hand phone. The total price is less than RMB1000 (US$120) that is less then other systems.

With this new terminal suppliers of e-commerce services can provide the users with commercial information through unidirectional paging network with broadcasting method and carry out the rush call of hand phone and paging at the same time. Users can upload command through Chinese Short Information and freely access the network and browse relevant content as necessary. For example, during the period when a stock transaction is carried out, the users can not only receive the information from a stock station via PDA and view the market prices, but also input the command and send it out via the transaction menu of PDA. Though the WAP hand phone and the PDA are supported by same communication protocol, the PDA has more unparalleled superiorities than the WAP hand phone in the respects of services fee and convenience. As a professional communication terminal for data treatment and storage, the PDA can be used by the users to rapidly and conveniently receive and send files with complex format, which is appropriate for the development of wireless e-commerce. On the other hand the common pager and hand phone can just transfer simple text files, but cannot transfer the common orders for goods, quotations and contracts.

The Market

The two technical products above aim at the wireless paging station and paging users in China. According to the study of www.ccidnet.com, the total number of wireless paging companies was 1479 and that of the users was 80 million in China as of September 2000. Since the traditional paging is limited by technical conditions, the providers of this service have not been able to provide service to the great number of customers requesting such service. The traditional paging services must look for new ways to accelerate development processes that will allow them to handle more customers. In a word, the market demands for these two products is large. According to our estimation, 50% of the existing paging stations will be willing to carry out the reconstruction of bi-directional paging. So the total market scale of the first technical product will be up to RMB 1.5 billion ( US$181 million). It is estimated that 20% of the paging users (80 million) have sufficient incomes to afford the PDA, making the total market for the second technical product to be and estimated RMB16 billion (.US$19.3 billion).

Competition

The Company’s main competition is Shenzhen BlueFlame Information Technology Limited and Shanghai Gwcom Information Technology Limited. The BlueFlame Company released the similar PDA product and it has cooperated with Zhongbei Paging Company to carry out the practice in Beijing, Shenzhen, Guangzhou. Shanghai Gwcom has possessed the technology to change the unidirectional paging network into a bi-directional one, and its relevant services have been carried out in Shanghai City and Shenzhen City.

Product manufacturing and producing method

The electronic components needed by upstream base station and MCC are readily available in the electronic market.

Patents

At present, Beijing Star has two patents, one related to the product of upstream base station used in the wireless securities transaction system and the other related to securities transaction machine of bi-directional wireless (PDA). Beijing Star will apply for other patents in other industries for above two technical products. The two patents were approved by the State Intellectual Assets Bureau of P.R.C. The protection period of the patents is 10 years.

Employees

At December 31, 2001 Beijing Star had 7 employees, including 3 R&D persons, 4 persons for management and market development. They all have more than 3 years’ experience in relevant professional fields.

Item 2.      DESCRIPTION OF PROPERTIES

The Company has no ownership of property at December 31, 2001. The Company is leasing on a month-to- month basis.

Item 3.     LEGAL PROCEEDINGS

The Company is not a party to any material pending or ongoing litigation.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company’s fiscal year ended December 31, 2001.

PART II

Item 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED MATTERS

Asia Supernet Corporation’s common stock was quoted under the symbol “ASUP” on the NASD Over-The-Counter Bulletin Board (“OTCBB”). It is currently traded through the OTC: Alternative Trading Facility. There were 1,439 shareholders of record as of December 31, 2001.

There has been virtually no trading in the Company’s stock during the past year. The Company’s bid closed at $0.10 per share at the end of 2000 and 2001.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company’s business.

Item 6.      MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto.

The Company acquired Chinanet in a reverse acquisition that included the operating company Beijing Star. Beijing Star successfully researched and developed two technical products (see The Products Item 1. page 5) that it intends to bring to market in 2002 or 2003.

The Company had revenues from the sale of a patent and technical know-how of $162,675 in 2001 less cost of the sale $76,863 that helped to finance the Company in 2001. The Company had no revenue in 2000. Total expenses for 2001 were $322,912 as compared to $356,661 in 2000. There was a reduction of about $58,000 in 2001 in research salaries due to the completion of research on the Company’s main product. This was offset in part by higher legal and professional fees in 2001 $72,482 as compared to the $24,545 in 2000.

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

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant

Financial Statements
             Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the year ended December 31, 2001 and 2000 and from inception May 12, 1999 to December 31, 2001

Statements of Cash Flows for the year ended December 31, 2001 and 2002 and from inception May 12, 1999 to December 31, 2001

Statement of Shareholders’ Equity from inception May 12, 1999 to December 31, 2001

Notes to Financial Statements

WILLIAM D. LINDBERG
CERTIFIED PUBLIC ACCOUNTANT
1725 MONROVIA AVE.
COSTA MESA, CA. 92627

To the Board of Directors and Stockholders
of Asia Supernet Corporation

I have audited the accompanying consolidated balances sheets of Asia Supernet Corporation (a Colorado corporation) and its subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders’ equity, for the two years ended December 31, 2001 and the period from inception May 12, 1999 to December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001and 2000 and the period from inception May 12, 1999 to December 31, 2001 in conformity with generally accepted accounting principles accepted in the United States

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to financial statements, the Company’s recurring losses, negative working capital and shareholders’ capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ William D. Lindberg

March 18, 2002
Costa Mesa, Ca.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                December 31,   December 31,
                                                                    2001          2000
                                                                -----------    -----------

ASSETS
     Current assets
Cash .........................................................  $   8,567    $  31,948
Prepayments and deposits .....................................     18,311       21,392
                                                                ---------    ---------
      Total current assets ...................................     26,878       53,340

Investment in related company ................................        201         --

Property and equipment
      Office furniture and equipment .........................     98,417       92,413
      Less-Reserve for depreciation ..........................     41,958       23,200
                                                                ---------    ---------
       Net office furniture and equipment ....................     56,459       69,213

Intangible assets
      Research and development ...............................    126,996      126,996
      Amortization of research and development ...............     18,082         --
                                                                ---------    ---------
      Net research and development ...........................    108,914      126,996
                                                                ---------    ---------
Total  assets ................................................  $ 192,452    $ 249,549
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable .............................................  $  74,890    $ 102,107
Accrued expenses .............................................     58,770      103,525
Deferred income ..............................................     10,885       42,332
Loans from director, shareholders and related parties ........    720,827      557,195
                                                                ---------    ---------
       Total current liabilities .............................    865,372      805,159

     Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
  authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
 authorized; 110,494,293 at December 31, 2001 and
 109,494,293 at December 31, 2000 issued and outstanding .....    110,494      109,494
Paid in Capital (discount from par value) ....................      2,104      (42,530)
Cumulative comprehensive income ..............................     12,893       16,652
Deficit accumulated during development stage .................   (798,411)    (639,226)
                                                                ---------    ---------

     Total shareholders' equity (deficit) ....................   (672,920)    (555,610)
                                                                ---------    ---------

     Total liabilities and shareholders' equity (deficit) ....  $ 192,452    $ 249,549
                                                                =========    =========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FROM INCEPTION MAY 12, 1999 TO DECEMBER 31, 2001

                                                        For the year     For the year     From inception
                                                       ended December   ended December    May 12, 1999 to
                                                          31, 2001         31, 2000      December 31, 2001
                                                       --------------   --------------   -----------------

REVENUES ...........................................   $     162,675    $        --      $     162,675
COST OF REVENUES ...................................          76,863             --             76,863
                                                       -------------    -------------    -------------
                                                              85,812             --             85,812

EXPENSES
  Salaries and related costs .......................         100,040          158,863          258,903
  Rent .............................................          39,567           24,974           64,541
  Research and development .........................            --             35,947           35,947
  Office ...........................................          30,693           23,880           54,573
  Travel and entertainment .........................          45,349           42,235           87,584
  Audit ............................................           6,410           17,024           23,434
  Depreciation .....................................          18,758           17,213           35,971
  Legal and professional fees ......................          72,482           24,545           98,906
  Telephone ........................................           9,613           11,980           21,593
                                                       -------------    -------------    -------------
Total expenses .....................................         322,912          356,661          681,452
                                                       -------------    -------------    -------------

Loss from operations ...............................        (237,100)        (356,661)        (595,640)

Income taxes .......................................            --               --               --
                                                       -------------    -------------    -------------
Loss before acquisition ............................        (237,100)        (356,661)        (595,640)

Loss on acquisition October 13, 2000-net
liabilities acquired. Adjustment for liabilities
not required to be paid as of 2001 .................          77,915         (280,686)        (202,771)
                                                       -------------    -------------    -------------

Net loss ...........................................        (159,185)        (637,347)        (798,411)

Comprehensive income-foreign currency translation
adjustment .........................................          (3,759)           5,488           12,893
                                                       -------------    -------------    -------------

Comprehensive loss .................................   $    (162,944)   $    (631,859)   $    (785,518)
                                                       =============    =============    =============

Net loss per share-basic and diluted ...............   $      (0.001)   $      (0.006)   $      (0.007)
                                                       =============    =============    =============
Weighted average number of common shares
outstanding ........................................     110,411,000      109,372,000      110,411,000
                                                       =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 2001

                                                    For the year   For the year   From inception
                                                       ended          ended         May 12 to
                                                    December 31,   December 31,    December 31,
                                                        2001           2000            2001
                                                    ------------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .....................................   $(159,185)    $(637,347)     $(798,411)
     Adjustment to reconcile net (loss) to net cash
        Loss on acquisition October 13, 2000
         net-liabilities acquired. Adjustment for
liabilities .......................................     (77,915)      280,686        202,771
         not required to be paid as of 2001
        Depreciation ..............................      18,758        17,213         35,971
        Amortization ..............................      18,082          --           18,082
        Shares issued for services ................      35,634         2,095         37,729
(Increase) decrease in operating assets
       Prepaid and deposits .......................       3,081       (21,392)       (18,311)
Increase (decrease) in operating liabilities
       Accounts payable ...........................     (14,484)       15,248            764
       Accrued expenses ...........................      20,427        30,156         50,583
       Deferred income ............................     (31,447)       42,332         10,885
                                                      ---------     ---------      ---------
Cash flows used in operating activities ...........    (187,049)     (271,009)      (459,937)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of furniture and equipment .........      (6,004)      (84,429)       (90,433)
      Investment in related company ...............        (201)         --             (201)
      Purchase of research and development ........        --        (126,996)      (126,996)
                                                      ---------     ---------      ---------
Cash flow used in investing activities ............      (6,205)     (211,425)      (217,630)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from director ...............     173,632       216,130        648,162
     Cash acquired in acquisition October 13, 2000         --          25,062         25,062
     Shares issued for cash .......................        --            --               17
                                                      ---------     ---------      ---------
Cash flows from financing activities ..............     173,632       241,192        673,241

Effect of cumulative translation adjustment .......      (3,759)        5,488         12,893
                                                      ---------     ---------      ---------
Cash flows (used for) from all activities .........     (23,381)     (235,754)         8,567

Cash balance at beginning of period ...............      31,948       267,702           --
                                                      ---------     ---------      ---------
Cash balance at end of period .....................   $   8,567     $  31,948      $   8,567
                                                      =========     =========      =========

Cash paid for:
   Interest expense ...............................   $    --       $    --        $    --
   Taxes ..........................................        --            --             --
Supplemental disclosure of non-cash activities
   Shares issued in payment of loan ...............      10,000          --           10,000
   Shares issued in payment of services ...........        --         150,000        150,000

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 2001

                                                                                      Deficit
                                                 Common stock                       accumulated
                                       --------------------------------  Compre-       during        Total
                                       Number of  Par value    Discount  hensive    development   Shareholders'
                                         shares    $(0.001)    from par   income       stage        equity
                                       ---------  ---------    --------  -------    -----------   ------------

Common stock issued for
acquisition of Chinanet Group at
par value as of May 12, 1999 ......   106,683,429  $ 106,683  $ (106,666) $    --     $     --      $      17

Translation adjustment ............                                           11,164                   11,164

Net loss from inception May 12,
1999 to December 31, 1999 .........                                                      (1,879)       (1,879)
                                      -----------  ---------  ----------  ----------  ---------     ---------
Balance at December 31, 1999 ......   106,683,429    106,683    (106,666)     11,164     (1,879)        9,302

Effect of exchange
reorganization October 13, 2000 ...     2,660,864      2,661      (2,661)                                 --

Common stock issued for services
provided and billed and for
future services in the amount of
$150,000 ..........................       150,000        150     149,850                              150,000
Deduction for deferred services ...                              (83,053)                             (83,053)

Translation adjustment ............                                            5,488                    5,488

Net loss ..........................                                                    (637,347)     (637,347)
                                      -----------  ---------  ----------  ----------  ---------    ----------
Balance at December 31, 2000 ......   109,494,293  $ 109,494  $  (42,530) $   16,652  $(639,226)   $ (555,610)

Shares issued in payment of
shareholder's loan ................     1,000,000      1,000       9,000                               10,000
Services received for shares
issued in prior period ............                               35,634                               35,634
Translation adjustment ............                                           (3,759)                  (3,759)
Net loss ..........................                                                    (159,185)     (159,185)
                                      -----------  ---------  ----------  ----------  ---------    ----------
Balance at December 31, 2001 ......   110,494,293  $ 110,494  $    2,104  $   12,893  $(798,411)   $ (672,920)
                                      ===========  =========  ==========  ==========  =========    ==========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
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

        Name                       Date of           Place of        Equity interest       Activity
                                acquisition or    incorporation      Direct Indirect
                                   formation
-----------------------------------------------------------------------------------------------------

Chinanet Communication Limited  May 18, 2000      British Virgin     100%                 Inactive
(Chinanet BVI)                                    Islands
Chinanet Communication Limited  May 12, 1999      Hong Kong           26%        74%      Inactive
(Chinanet HK)
China Communication Limited     October 12, 2000  Western Samoa      100%                 Inactive
(Chinanet Samoa)
Beijing Star Gain Data          December 7, 1999  Peoples Republic              100%      Communication
Communication System Co.                          of China                                equipment
Limited (Beijing Star)
China-Antiflooding System       June 2001         Samoa               50%                 Inactive
Monitor Limited
China Environmental System      June 2001         Samoa               50%                 Inactive
Monitor Limited
Beijing Stargain Data           November 2001     Peoples Republic               50%      Investment holding
Communications Technology Ltd.                    of China
Beijing Stargain Environmental  November 2001     Peoples Republic               50%      Investment holding
Monitor Technology Ltd.                           of China

During the year the Company dissolved Mobilenet Communication Limited organized in Hong Kong, a company that had been inactive. Also during the year the Company sold a 60% interest in Mobilenet Communications Limited (Mobile BVI) organized in the British Virgin Islands for a nominal amount. Beijing Star sold technical know-how and certain patents related to communications to Mobile BVI (after selling 60% interest in Mobile BVI) for $102,800 that has been recognized as revenue. Mobile BVI is operated and controlled by the 60% owners.

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

BASIS OF PRESENTATION

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Ltd., a British Virgin Island corporation (“ChinaNet”), that owns 100% of Beijing Star Gain Data Communication Systems Co. Limited (“Beijing Star”) a Peoples Republic of China (“PRC”) company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000. Prior to the issuance of the shares, the Company had 2,660,864 shares of common stock outstanding. As a result, the shareholders of ChinaNet own 97.6% of the common stock outstanding of the Company after the issuance of the 106,683,429 shares

The acquisition of ChinaNet by the Company on October 13, 2000 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of ChinaNet controlled over 97% of the total shares of Common Stock of the company outstanding immediately following the acquisition.

        On this basis, the historical financial statements prior to October 13, 2000 have been restated to be those of the accounting acquirer ChinaNet. The historical stockholders’ equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to “discount from par”. The original 2,660,864 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders’ equity account of the Company on October 13, 2000. When the accounting acquirer ChinaNet acquired the Company, the Company had liabilities in excess of asset and since no goodwill is to be recorded in a reverse merger the Company recognized $280,686 as a loss on October 13, 2000. Subsequently in 2001 vendors forgave $77,915 in debt and the Company has recorded this amount as an adjustment to the loss recognized in 2000.

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

The Company has a negative working capital of as of December 31, 2001 and 2000 respectively. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

The basic and diluted earnings per common share were the same for the years presented because no dilutive securities were outstanding or exercisable as of December 31, 2001 and 2000.

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

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties $720,827 and $557,195 at December 31, 2001 and 2000, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

During the year the Company transferred technical know-how and patents to Mobilnet (BVI) a related company for $102,800 that has been included in revenues.

COMMON STOCK

Total shares restricted as to trading were 107,833,429 at December 31, 2001.

The stated par value of common stock is $0.001 per share. Since the shares issued in the reverse acquisition of Chinanet were valued at less than par, the Company recorded a “discount from par value”. Proceeds in excess of par from stock sales and stocks issued for services were credited to the “discount from par value” account until the total par value was equivalent to $0.001. The “discount from par value” was covered during the year and additional amounts will be credited to “paid in capital”.

The Company issued 150,000 shares of common stock for services in October of 2000, of which, $83,053 at December 31, 2000 was for services to be provided in future periods. During the year ended December 31, 2001, $35,630 of such services was provided. The balance for services to be provided in the future at December 31, 2001 was $47,423 that has been deducted from paid in capital.

The Company issued 1,000,000 shares of common stock in cancellation of a shareholder’s loan in the amount of $10,000 during 2001.

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

The Company’s operations in the PRC have been approved as a new technology enterprise.

The components of the deferred tax asset is as follows:
                                                          December 31,  December 31,
                                                             2001          2000
                                                          -----------   -----------
    Deferred tax asset net operating loss carry-forward   $   44,000    $   26,750

    Valuation allowance                                       44,000        26,750
                                                          ----------    ----------

    Net deferred tax assets                               $        0    $        0
                                                          ==========    ==========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

       Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                          December 31,  December 31,
                                                             2001          2000
                                                          -----------   -----------

    Effective statutory federal tax (benefit) rate           (7.5)%        (7.5)%

    Variance allowance                                        7.5%          7.5%
                                                            ------        ------

    Effective tax rate                                          0%            0%
                                                            ======        ======

Other companies are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. Since they are non-operating no income tax expense has been recorded.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Board of Directors approved the change in auditors of the Company on June 21, 2001 with the resignation of Deloitte Touche Tohmatsu, Hong Kong and the appointment of William D. Lindberg, Certified Public Accountant. There had not been any disagreement between the Company and Deloitte Touche Tohmatsu on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures during their tenure as the Company’s accountants.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; compliance with Section 16(a) of the exchange act.

The executive officers of the Company and their ages are as follows:

The name, position with, age of each of our directors and executive officers and the period during which each of our directors has served as one of our directors follows:

  Chief executive officer\Director (from   Lui Ming Hui        38
  January 12, 2001)
  Chief financial officer\Director         Robert H. Trapp.    46

Lui Ming Hui has been a director of the Company since June 6, 2000 (He became Chief executive officer as of January 12, 2001). He received his B.A. in mathematics from Normal University of Hebei in 1984. He has been the Chief Executive Officer of Chinanet Communications Ltd. since April of 2000 to the present. He was the Chief Executive Officer of Asia Data Communications Ltd. from September 1999 until April 2000. He has been and is an investment consultant to Hengfung Holdings Ltd, the Vice President of Asia Environment Development Ltd. and a Director of Pam & Frank International Holdings Ltd. (a public Hong Kong company) from 1998 to the present. He was General Manager of China Department of Hengfung Holdings Ltd. from 1994 to 1998. He was General Manager of Cangshou Industry Investment Holdings Ltd from 1990 to 1993 and served as a Director of Merchant Services Bureau and Economic Development Bureau in the Hebei Province during that same period.

Robert Trapp has been secretary and treasurer and a director of the Company since June 1994. In May 1998, he was appointed a director of Global Med Technologies, Inc. In 1997 and 1998, he was appointed managing director and director of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd. Between 1995 to 1991 he was a director of Heng Fung Holdings, Co., Ltd., a public company in Hong Kong, which is listed on the Hong Kong stock exchange. Since February 1995 he has been a director of Inter-Asia Equities, Inc. a Canadian company. Since July 1991 he has been the Canadian operational manager of Pacific Concord Holding (Canada) Ltd., responsible for management, marketing and financial reporting operations of such company to Pacific Concord Holding Ltd. of Hong Kong. Between March and June 1991 he was a securities trainee at Pacific International Securities in Vancouver, B.C, Canada. Between September 1985 and June 1989 he served as an executive officer and director of Inter-Asia Equities, Inc.

Fai H. Chan was the president and director of the Company from June 1994 and served as the Chief Executive Officer since June 1995 (he resigned these three positions January 12, 2001).

Zhao Jian Ye was a Director until his resignation December 14, 2001

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

                                        Annual            Other
Name and Position             Year      salary   Bonus    compensation
-----------------             -----     -------  -----    ------------
Lui Ming Hui                   2001     $     0  $   0       $       0
President, CEO and             2000           0      0               0
Director

Robert H. Trapp.               2001           0      0               0
Chief financial                2000           0      0               0
officer\Director

Zhao Jian Ye                   2001      10,725      0               0
Resigned as director           2000      14,460      0               0
December 14, 2001

Fai H. Chan                    2001           0      0               0
Was President, CEO and         2000           0      0               0
Director-resigned Jan. 12,
2001

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the end of the fiscal year, 2001, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company’s directors and executive officers, and (iii) all directors and executive officers as a group.

Name and address                                        Number of shares    Percentage
-------------------------------------------------       ----------------    ----------

Lui Ming Hui                                               14,240,000          13%
26 Harbor Road Rm 2109 Wanchai, Hong Kong

Zhao Jian Ye                                               13,434,210          12%
601, 6/F Kequn Bldg. 257 North Sihuan Ave. Haidian
District, Beijing 100063 P.R. China

Fai.H.Chan  (1)                                             3,414,410           3%
2601, Island Place Tower, 510 King's Road
North Point, Hong Kong

Robert H. Trapp                                                 3,334           0%
1888 Sherman St. Denver, Co 80203

Lui Ming Xing                                               7,902,476           7%
26 Harbor Road  Rm 2108 Wanchai, Hong Kong

Web Express (Wong Lai Wan)                                 27,658,667          25%
26 Harbor road Rm 2108 Wanchai, Hong Kong

Conwood Industries Ltd.                                    22,688,076          21%

Cheung Hok Wing                                             9,000,000           8%

All officers and directors as a group ( 2 persons)
as of December 31, 2001                                    14,243,334          13%
(1)	Includes shares held by Inter-Asia Equities, Inc. and Excess Pension Fund, Inc. companies controlled by Fai H. Chan

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since the beginning of fiscal year 2001 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company’s stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

Balance sheets of the Company of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal years ended December 31, 2001 and 2000 and from inception May 12 to December 31, 2001.

(b)	Reports on Form 8-K

Previously filed

(c)	Other Exhibits

Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2002.

                                                                                                                        ASIA SUPERNET CORPORATION

                                                                                                                        By: /s/ Lui Ming Hui
                                                                                                                                   Lui Ming Hui

                                                                                                                                   Director/Chief Executive Officer
                                                                                                                        By: /s/ Robert H. Trapp
                                                                                                                                   Robert H. Trapp
                                                                                                                                   Director/Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                        ASIA SUPERNET CORPORATION

Dated: April 2, 2002                                                                                       By: /s/ Lui Ming Hui
                                                                                                                                   Lui Ming Hui
                                                                                                                                   Director/Chief Executive Officer