Form 10QSB
period 2002-03-31
ASIA SUPERNET CORP
filed 2002-05-21
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]     No  [X]

The number of shares of the registrant’s common stock as of March 31, 2002: 110,494,293 shares.

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

                                                       ASIA SUPERNET CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEETS
                                        AS OF MARCH 31, 2002 (un-audited) AND DECEMBER 31, 2001

                                                                        March 31, 2002        December 31,
                                                                         (un-audited)             2001
                                                                        ----------------    -----------------
ASSETS
     Current assets
Cash                                                                                  $                    $
                                                                                  6,294                8,567
Prepayments and deposits                                                          4,984               18,311
                                                                        ----------------    -----------------
      Total current assets                                                       11,278               26,878

Investment in related company                                                       201                  201

Property and equipment
      Office furniture and equipment                                             98,417               98,417
      Less-Reserve for depreciation                                              47,332               41,958
                                                                        ----------------    -----------------
       Net office furniture and equipment                                        51,085               56,459

Intangible assets
      Research and development                                                  126,996              126,996
      Amortization of research and development                                   18,082               18,082
                                                                        ----------------    -----------------
      Net research and development                                              108,914              108,914
                                                                        ----------------    -----------------

Total  assets                                                           $       171,478      $         192,452
                                                                        ================    =================

LIABILITIES AND SHAREHOLDERS EQUITY
     Current liabilities
Accounts payable                                                               $ 58,530             $ 74,890
Accrued expenses                                                                 27,344               58,770
Note payable                                                                     27,176                    -
Deferred income                                                                       -               10,885
Loans from director, shareholders and related parties                           729,725              720,827
                                                                        ----------------    -----------------
       Total current liabilities                                                842,775              865,372

     Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
  authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
 authorized; 110,494,293 at March 31, 2002 and
 December 31, 2001, issued and outstanding                                      110,494              110,494
Paid in Capital                                                                   2,104                2,104
Cumulative comprehensive income                                                  12,893               12,893
Deficit accumulated during development stage                                  (796,788)            (798,411)
                                                                        ----------------    -----------------

     Total shareholders' equity (deficit)                                     (671,297)            (672,920)
                                                                        ----------------    -----------------

     Total liabilities and shareholders' equity
     (deficit)                                                          $       171,478              192,452
                                                                        ================    =================

                         The accompanying notes to financial statements are an integral part of this statement

                                                       ASIA SUPERNET CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                                           FROM INCEPTION MAY 12, 1999 TO DECEMBER 31, 2002
                                                             (un-audited)

                                                      For the three          For the three        From inception
                                                       months ended          months ended         May 12, 1999 to
                                                      March 31, 2002        March 31, 2001        March 31, 2002
                                                    -------------------    ------------------    ------------------
                                                    -------------------    ------------------    ------------------

REVENUES                                                   $ -                       $ 6,047             $ 162,675
COST OF REVENUES                                                     -                 2,562                76,863
                                                    -------------------    ------------------    ------------------
                                                                     -                 3,485                85,812

EXPENSES
  Salaries and related costs                                  (25,429)                32,717               233,474
  Rent                                                           2,722                 9,471                67,263
  Research and development                                       5,140                     -                41,087
  Office                                                         2,133                 3,964                56,706
  Travel and entertainment                                       1,884                 2,236                89,468
  Audit                                                          2,820                     -                26,254
  Depreciation                                                   5,374                 4,625                41,345
  Legal and professional fees                                      860                12,149                99,766
  Telephone                                                      2,487                 3,271                24,080
                                                    -------------------    ------------------    ------------------
Total expenses                                                 (2,009)                68,433               679,443
                                                    -------------------    ------------------    ------------------

Income (loss) from operations before interest and
income taxes                                                     2,009              (64,948)             (593,631)
Interest expense                                                   386                     -                386
Income taxes                                                         -                     -                     -
                                                    -------------------    ------------------    ------------------
Income (loss) before acquisition                                 1,623              (64,948)             (594,017)

Loss on acquisition October 13, 2000-net
liabilities acquired.                                                -                     -             (202,771)
                                                    -------------------    ------------------    ------------------

Net income (loss)                                                1,623              (64,948)             (796,788)

Comprehensive income-foreign currency translation
adjustment                                                           -                     -                12,893
                                                    -------------------    ------------------    ------------------

Comprehensive income (loss)                              $ 1,623                  $ (64,948)           $ (783,895)
                                                    ===================    ==================    ==================

Net income (loss) per share-basic and diluted            $ 0.000                   $ (0.000)            $  (0.007)
                                                    ===================    ==================    ==================
Weighted average number of common shares
outstanding                                                110,494,293           109,994,293           110,494,293
                                                    ===================    ==================    ==================

                         The accompanying notes to financial statements are an integral part of this statement

                                                       ASIA SUPERNET CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                                       FOR THE PERIOD FROM INCEPTION MAY 12 TO DECEMBER 31, 2002
                                                             (un-audited)

                                                            For the three       For the three       From inception
                                                             months ended       months ended        May 12 to March
                                                            March 31, 2002     March 31, 2001          31, 2002
                                                            ---------------    ----------------    ------------------
                                                                               ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $ 1,623              $ (64,948)        $ (796,788)
     Adjustment to reconcile net (loss) to net cash used
          in operating activities:
        Loss on acquisition October 13, 2000
         net-liabilities acquired. Adjustment
         for liabilities not required to be
          paid as of 2001                                                                                    202,771
        Depreciation                                                 5,374               4,625                41,345
        Amortization                                                     -                 665                18,082
        Shares issued for services                                       -               4,472                37,729
(Increase) decrease in operating assets:
       Prepaid and deposits                                         13,327               9,470               (4,984)
Increase (decrease) in operating liabilities:
       Accounts payable                                             10,816               5,149                11,580
       Accrued expenses                                           (31,426)             (5,811)                19,157
       Deferred income                                            (10,885)                   -                     -
                                                            ---------------    ----------------    ------------------
Cash flows used in operating activities                           (11,171)            (46,438)             (471,108)

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of furniture and equipment                                -                   -              (90,433)
      Investment in related company                                      -                   -                 (201)
      Purchase of research and development                               -                   -             (126,996)
                                                            ---------------    ----------------    ------------------
Cash flow used in investing activities                                   -                   -             (217,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in loan from shareholders                              8,898              38,130               657,060
     Cash acquired in acquisition October 13,
      2000                                                               -                   -                25,062
     Shares issued for cash                                              -                   -                    17
                                                            ---------------    ----------------    ------------------
Cash flows from financing activities                                 8,898              38,130               682,139

Effect of cumulative translation adjustment                              -                   -                12,893
                                                            ---------------    ----------------    ------------------
Cash flows (used for) from all activities                          (2,273)             (8,308)                 6,264

Cash balance at beginning of period                                  8,567              31,948                     -
                                                            ---------------    ----------------    ------------------
Cash balance at end of period                               $        6,294            $ 23,640              $  6,264
                                                            ===============    ================    ==================

Cash paid for:
   Interest expense                                             $ 386                $ -           $          386
   Taxes                                                               -                   -                    -
Supplemental disclosure of non-cash activities:
   Shares issued in payment of loan                                      -              10,000                10,000
   Shares issued in payment of services                                  -               4,472               150,000

                         The accompanying notes to financial statements are an integral part of this statement

                                                       ASIA SUPERNET CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        FOR THE PERIOD FROM INCEPTION MAY 12 TO MARCH 31, 2002

                                                Common stock                   Compre-       Deficit            Total
                                                                               hensive     accumulated       Shareholders
                                                                               income         during            equity
                                                                                           development
                                                                                              stage
                                --------------------------------------------- ---------- -----------------
                                ----------------- ------------
                                Number of shares   Par value   Discount
                                                   $(0.001)    from par
                                ----------------- ------------ -------------- ---------- ----------------- -----------------
                                -----------------                             ---------- ----------------- -----------------
Common stock issued for
acquisition of Chinanet Group
at par value as of May 12,
1999                                 106,683,429     $106,683     $(106,666)        $ -             $   -                 $
                                                                                                                         17
Translation adjustment                                                           11,164                              11,164
Net loss from inception May
12, 1999 to December 31, 1999
                                                                                                  (1,879)           (1,879)
                                ----------------- ------------ -------------- ---------- ----------------- -----------------
Balance at December 31, 1999
                                     106,683,429      106,683      (106,666)     11,164           (1,879)             9,302
Effect of exchange
reorganization October 13,
2000                                   2,660,864        2,661        (2,661)                                              -
Common stock issued for
services provided and billed
and for future services in
the amount of $150,000
                                         150,000          150        149,850                                        150,000
Deduction for deferred
services                                                            (83,053)                                       (83,053)
Translation adjustment                                                            5,488                               5,488
Net loss                                                                                        (637,347)         (637,347)
                                ----------------- ------------ -------------- ---------- ----------------- -----------------
Balance at December 31, 2000                                                     16,652         (639,226)
                                     109,494,293      109,494       (42,530)                                      (555,610)
Shares issued in payment of
shareholder's loan
                                       1,000,000        1,000          9,000                                         10,000
Services received for shares
issued in prior period
                                                                      35,634                                         35,634
Translation adjustment                                                          (3,759)                             (3,759)
Net loss                                                                                        (159,185)         (159,185)
                                ----------------- ------------ -------------- ---------- ----------------- -----------------
Balance at December 31, 2001
                                     110,494,293      110,494          2,104     12,893         (798,411)         (672,920)

Net income (un-audited)                                                                             1,623             1,623
                                ----------------- ------------ -------------- ---------- ----------------- -----------------

Balance at March 31, 2002
                                     110,494,293   $110,494       $ 2,104       $12,893    $ (796,788)       $ (671,297)
                                ================= ============ ============== ========== ================= =================

                         The accompanying notes to financial statements are an integral part of this statement

                                                       ASIA SUPERNET CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                     NOTES TO FINANCIAL STATEMENTS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                              (UNAUDITED)

ORGANIZATION AND PRINCIPLE ACTIVITY

Asia SuperNet Corporation ("the Company"), formerly known as Powersoft
Technologies Inc. ("Powersoft") was originally organized in California on March
24, 1958 as Time Save Markets, Inc. From 1958 to 1994, the Company effected numerous name changes and engaged in businesses other than one it is presently engaged. In August 1994, the Company changed its corporate domicile to Delaware.
In November 1994, the Company, then known as Alpine International Corp. changed its name to Heng Fai China Industries, Inc. On March 31, 1998, Heng Fai China
Industries, Inc. changed its name to Powersoft Technologies Inc.

On November 10, 1999, the shareholders of Powersoft approved the reincorporation of Powersoft by changing the state of incorporation from Delaware to Colorado by adoption of an Agreement and Plan of Merger pursuant to which Powersoft has merged with and into Asia SuperNet Corporation, a Colorado Corporation. The shareholders of the Company approved the Agreement and Plan of Merger on October
1, 1999 (the Reincorporation Merger). The Reincorporation Merger was effective as of December 22, 1999 when 15,559,542 outstanding shares of Powersoft common stock were converted into 522,338 shares of the Company's common stock. The number of shares converted into the Company's stock were rounded up to the next whole share.

On January 18, 1999, the Company entered into an agreement with SAR Trading
Limited ("SAR"), 100% owned by Fai H. Chan who beneficially owned 79% of the
Company, wherein SAR agreed to buy and the Company agreed to sell all of its interests in all of its subsidiaries. In consideration of the assumption of the liabilities by SAR, the Company issued two notes payable to SAR in the amounts of $1,000,000 and $3,838,000. The $1,000,000 note was immediately convertible into 20,000,000 common shares (reduced to 667,000 when the Reincorporation
Merger took place) of the Company at a fixed rate of $0.05 per share. The
$3,838,000 note was reduced to $2,472,722 with assignment of an amount due from a related party of $1,365,278.

In June 2000 the promissory note payable to SAR in the amount of $2,472,722 was converted into 1,471,859 shares of the Company's common stock.

Due to the above-mentioned sale of all of the investments, the Company was an inactive shell at December 31, 1999.

On October 13, 2000, the Company acquired all of the issued and outstanding common stock of ChinaNet Communications, Ltd., a British Virgin Island
corporation ("ChinaNet"), that owns 100% of Beijing Star Gain Data Communication
Systems Co. Limited ("Beijing Star") a Peoples Republic of China ("PRC")
company, in exchange for 106,683,429 shares of its common stock under the terms of an agreement dated August 1, 2000.

The details of the Company's holdings and their principal activities at September 30, 2001 are summarized below.

              Name                    Date of          Place of        Equity interest         Activity
                                  acquisition or    incorporation      Direct Indirect
                                     formation
--------------------------------- ---------------- ----------------- -------------------- -------------------
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
Beijing     Star    Gain    Data  December     7,  Peoples                          100%  Communication
Communication     System     Co.  1999             Republic      of                       equipment
Limited (Beijing Star)                             China
China-Antiflooding        System  June 2001        Samoa                50%               Investment holding
Monitor Limited
China Environment System Monitor  June 2001        Samoa                  50%             Investment holding
Beijing       Stargain      Data  November 2001    Peoples                           50%  Inactive
Communitions Technology Ltd.                       Republic      of
                                                   China
Beijing  Stargain  Environmental  November 2001    Peoples                           50%  Inactive
Monitor Technology Ltd.                            Republic      of
                                                   China
..

Beijing Star, the operating company, has researched, developed and intends to manufacture and market a handheld personal digital assistant (PDA), which has been designed to function through China's existing paper network infrastructure.
Beijing Star's goal is to convert a market of approximately 80 million traditional pager customers in China to its system. A base station receives messages from the PDA and sends the messages to the Management Control Center
(MCC) through a local digital data network. The MCC is interconnected with the base station, paging operators and content providers. The information requested by the PDA owner is broadcast through the paging network. The processing of each command is accomplished through the use of proprietary software, which receives the requests and responds as needed. Beijing Star has developed a unique system to manage and process this data. Patents for the PDA and base station technology in China and a copyright for the MCC software in China have been issued.

The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the
Company's business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

The Company has its only active operation in the Peoples Republic of China
("PRC") that maybe subject to significant risks not typically associated with companies in North America. The Company's operations could be adversely affected by changes in the political and social conditions, changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad and rates and methods of taxation.

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

On this basis, the historical financial statements prior to October 13, 2000 have been restated to be those of the accounting acquirer ChinaNet. The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to "discount from par value". The original 2,660,864 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders'
equity account of the Company on October 13, 2000.

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

INTERIM FINANCIAL INFORMATION

The financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and from inception (May 12, 1999) through
March 31, 2002, and related footnote information are un-audited. All adjustments
(consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 and from inception
(May 12, 1999) through March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at
December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (May 12, 1999) to December 31, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b)       PREPARATION OF FINANCIAL STATEMENTS

     The Company has a negative working capital of as of March 31, 2002. These conditions raise doubt about the Company's ability to continue as a going concern.

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

c)       INVENTORIES

d)       Inventories will be stated at the lower of cost, on a first-in first-out basis, or market value.

e)       PROPERTY AND EQUIPMENT

     Fixed assets are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

     Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: furniture and office equipment - 5 years.

f)       INCOME TAXES

     The Company accounts for income tax under the provisions of Statement of
     Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

g)       OPERATING LEASES

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the leasers. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

h)       COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, which established guidance for the reporting and disclosure of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders.
     Adoption of the standard had no economic impact on the Company's consolidated financial position, results of operations or cash flows. The
     Company reports comprehensive income in the Consolidated Statements of
     Operations.

i)       FOREIGN CURRENCY TRANSLATION

     The translation of the financial statements of subsidiaries into United
     States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The resulting foreign currency translation gain or loss is included in Stockholders' Equity as Comprehensive Income.

j)       EARNINGS PER COMMON SHARE

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

k)       RESEARCH AND DEVELOPMENT COSTS

     Expenditures related to the research land development of new products and processes are expensed as incurred, unless they are required to be capitalized. Research and development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the year ended December 31, 2000 the Company capitalized $126,996 of costs related to the purchase of technology from the University of Beijing that provided new functionality for the Company's existing detailed program design and working model. The Company will amortize capitalized research and development against sales at a rate of ten percent or over a four-year period, which approximates the period to be benefited, whichever is shorter.

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $729,725 and
$720,827 at March 31, 2002 and December 31, 2001, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

NOTE PAYABLE

On January 31, 2002 the Company issued a debenture payable for $27,176 in payment of legal fees. The note is payable July 31, 2002 and accrues interest at
8 1/2 percent. The debenture can be converted to common stock at the option of the holder at the bid price of the stock on the date of conversion. The number of shares issued would be the amount of the debenture payable divided by the bid price.

WAIVER OF STAFF BENEFITS

During the period from inception the Company has accrued severance benefits in accordance with the estimated payments required when staff are terminated. The
Company has reduced staff. However, most of the staff were placed in other positions before termination and the benefits which the Company would ordinarily pay are not applicable. The Company has taken the reduction in the liability for severance benefits to salaries and related costs in the three months ended March
31, 2002.

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

Sales to date have been for know-how and patents in unrelated communications areas that have helped to finance expenses of the Company. The Company has reduced its quarterly expenses to $31,600 (not including the benefit from severance pay reduction credited to salaries and benefits of $29,602) for the three months ended March 31, 2002, as compared $68,400 for the three months ended March 31, 2001. The major reduction was in salaries from $32,700 in the quarter ended March 31, 2001 as compared to $4,100 for the quarter ended March
31, 2002.

Item 3. RISKS

The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the
Company's business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the ability to raise additional capital.

The Company has its only active operation in the Peoples Republic of China
("PRC") that maybe subject to significant risks not typically associated with companies in North America. The Company's operations could be adversely affected by changes in the political and social conditions, changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad and rates and methods of taxation.

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

Dated: May 13, 2002                                                                                   Asia SuperNet Corporation

                                                                                                                        By: /s/ Robert H. Trapp
                                                                                                                                  Robert H. Trapp
                                                                                                                                  Director/Principal Accounting Officer

17