Form 10QSB/A
period 2002-03-31
ASIA SUPERNET CORP
filed 2002-05-23
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A

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

ASIA SUPERNET CORPORATION
FORM 10-QSB/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                        3
(b)      Consolidated Statements of Operations                              4
(c)      Consolidated Statements of Cash Flows                              5
(d)      Consolidated Statements of Shareholders' Equity                    6
(e)      Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  12

Item 3.  Risks                                                             12

PART II. OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults On Senior Securities                                     13

Item 4.  Submission of Items to a Vote                                     13

Item 5.  Other Information                                                 13

Item 6.
(a)      Exhibits                                                          13
(b)      Reports on Form 8K                                                13

SIGNATURES                                                                 14

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 (unaudited) AND DECEMBER 31, 2001

                                                          March 31, 2002    December 31,
                                                            (unaudited)        2001
                                                          --------------    -----------
ASSETS
     Current assets
Cash ....................................................   $   6,294    $   8,567
Prepayments and deposits ................................       4,984       18,311
                                                            ---------    ---------
      Total current assets ..............................      11,278       26,878

Investment in related company ...........................         201          201

Property and equipment
      Office furniture and equipment ....................      98,417       98,417
      Less-Reserve for depreciation .....................      47,332       41,958
                                                            ---------    ---------
      Net office furniture and equipment ................      51,085       56,459

Intangible assets
      Research and development ..........................     126,996      126,996
      Amortization of research and development ..........      18,082       18,082
                                                            ---------    ---------
      Net research and development ......................     108,914      108,914
                                                            ---------    ---------

Total assets ............................................   $ 171,478    $ 192,452
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS EQUITY
     Current liabilities
Accounts payable ........................................   $  58,530    $  74,890
Accrued expenses ........................................      27,344       58,770
Note payable ............................................      27,176         --
Deferred income .........................................        --         10,885
Loans from director, shareholders and related parties ...     729,725      720,827
                                                            ---------    ---------
      Total current liabilities .........................     842,775      865,372

     Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
  authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
 authorized; 110,494,293 at March 31, 2002 and
 December 31, 2001, issued and outstanding ..............     110,494      110,494
Paid in Capital .........................................       2,104        2,104
Cumulative comprehensive income .........................      12,893       12,893
Deficit accumulated during development stage ............    (796,788)    (798,411)
                                                            ---------    ---------

     Total shareholders' equity (deficit) ...............    (671,297)    (672,920)
                                                            ---------    ---------

     Total liabilities and shareholders' equity
     (deficit) ..........................................   $ 171,478      192,452
                                                            =========    =========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
FROM INCEPTION MAY 12, 1999 TO MARCH 31, 2002
(unaudited)

                                                     For the three   For the three     From inception
                                                      months ended    months ended     May 12, 1999 to
                                                     March 31, 2002  March 31, 2001    March 31, 2002
                                                     --------------  --------------    ---------------

REVENUES ........................................   $        --      $       6,047    $     162,675
COST OF REVENUES ................................            --              2,562           76,863
                                                    -------------    -------------    -------------
                                                             --              3,485           85,812

EXPENSES
  Salaries and related costs ....................         (25,429)          32,717          233,474
  Rent ..........................................           2,722            9,471           67,263
  Research and development ......................           5,140             --             41,087
  Office ........................................           2,133            3,964           56,706
  Travel and entertainment ......................           1,884            2,236           89,468
  Audit .........................................           2,820             --             26,254
  Depreciation ..................................           5,374            4,625           41,345
  Legal and professional fees ...................             860           12,149           99,766
  Telephone .....................................           2,487            3,271           24,080
                                                    -------------    -------------    -------------
Total expenses ..................................          (2,009)          68,433          679,443
                                                    -------------    -------------    -------------

Income (loss) from operations before
interest and income taxes .......................           2,009          (64,948)        (593,631)
Interest expense ................................             386             --                386
Income taxes ....................................            --               --               --
                                                    -------------    -------------    -------------
Income (loss) before acquisition ................           1,623          (64,948)        (594,017)

Loss on acquisition October 13, 2000-net
liabilities acquired ............................            --               --           (202,771)
                                                    -------------    -------------    -------------

Net income (loss) ...............................           1,623          (64,948)        (796,788)

Comprehensive income-foreign currency
translation adjustment ..........................            --               --             12,893
                                                    -------------    -------------    -------------

Comprehensive income (loss) .....................   $       1,623    $     (64,948)   $    (783,895)
                                                    =============    =============    =============

Net income (loss) per share-basic and diluted ...   $       0.000    $      (0.000)   $      (0.007)
                                                    =============    =============    =============
Weighted average number of common shares
outstanding .....................................     110,494,293      109,994,293      110,494,293
                                                    =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO MARCH 31, 2002
(unaudited)

                                                          For the three   For the three    From inception
                                                           months ended    months ended    May 12 to March
                                                          March 31, 2002  March 31, 2001       31, 2002
                                                          --------------  --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................   $   1,623       $ (64,948)      $(796,788)
     Adjustment to reconcile net (loss) to net cash used
          in operating activities:
        Loss on acquisition October 13, 2000
         net-liabilities acquired. Adjustment
         for liabilities not required to be
          paid as of 2001 ..............................        --             --            202,771
        Depreciation ...................................       5,374           4,625          41,345
        Amortization ...................................        --               665          18,082
        Shares issued for services .....................        --             4,472          37,729
(Increase) decrease in operating assets:
       Prepaid and deposits ............................      13,327           9,470          (4,984)
Increase (decrease) in operating liabilities:
       Accounts payable ................................      10,816           5,149          11,580
       Accrued expenses ................................     (31,426)         (5,811)         19,157
       Deferred income .................................     (10,885)           --              --
                                                           ---------       ---------       ---------
Cash flows used in operating activities ................     (11,171)        (46,438)       (471,108)

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of furniture and equipment ..............        --              --           (90,433)
      Investment in related company ....................        --              --              (201)
      Purchase of research and development .............        --              --          (126,996)
                                                           ---------       ---------       ---------
Cash flow used in investing activities .................        --              --          (217,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in loan from shareholders ................       8,898          38,130         657,060
     Cash acquired in acquisition October 13, 2000 .....        --              --            25,062
     Shares issued for cash ............................        --              --                17
                                                           ---------       ---------       ---------
Cash flows from financing activities ...................       8,898          38,130         682,139

Effect of cumulative translation adjustment ............        --              --            12,893
                                                           ---------       ---------       ---------
Cash flows (used for) from all activities ..............      (2,273)         (8,308)          6,264

Cash balance at beginning of period ....................       8,567          31,948            --
                                                           ---------       ---------       ---------
Cash balance at end of period ..........................   $   6,294       $  23,640       $   6,264
                                                           =========       =========       =========

Cash paid for:
   Interest expense ....................................   $     386       $    --         $     386
   Taxes ...............................................        --              --              --
Supplemental disclosure of non-cash activities:
   Shares issued in payment of loan ....................        --            10,000          10,000
   Shares issued in payment of services ................        --             4,472         150,000

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO MARCH 31, 2002

                                                 Common stock
                                    -----------------------------------      Compre-     accumulated       Total
                                    Number of     Par value    Discount      hensive       during      Shareholders
                                     shares       $(0.001)     from par      income      development      equity
                                    ---------     ---------    --------      -------    ------------   ------------
Common stock issued for
 acquisition of Chinanet Group
 at par value as of May 12,
 1999 ...........................   106,683,429  $   106,683  $  (106,666) $      --    $      --     $        17
Translation adjustment ..........          --           --           --         11,164         --          11,164
Net loss from inception May
 12, 1999 to December 31, 1999 ..          --           --           --           --         (1,879)       (1,879)
                                    -----------  -----------  -----------  -----------  -----------   -----------
Balance at December 31, 1999 ....   106,683,429      106,683     (106,666)      11,164       (1,879)        9,302
Effect of exchange
 reorganization October
 13, 2000 .......................     2,660,864        2,661       (2,661)        --           --            --
Common stock issued for
 services provided and billed
 and for future services in
 the amount of $150,000 .........       150,000          150      149,850         --           --         150,000
Deduction for deferred
 services .......................          --           --        (83,053)        --           --         (83,053)
Translation adjustment ..........          --           --           --          5,488         --           5,488
Net loss ........................          --           --           --           --       (637,347)     (637,347)
                                    -----------  -----------  -----------  -----------  -----------   -----------
Balance at December 31, 2000 ....   109,494,293      109,494      (42,530)      16,652     (639,226)     (555,610)
Shares issued in payment of
 shareholder's loan .............     1,000,000        1,000        9,000         --           --          10,000
Services received for shares
 issued in prior period .........          --           --         35,634         --           --          35,634
Translation adjustment ..........          --           --           --         (3,759)        --          (3,759)
Net loss ........................          --           --           --           --       (159,185)     (159,185)
                                    -----------  -----------  -----------  -----------  -----------   -----------
Balance at December 31, 2001 ....   110,494,293      110,494        2,104       12,893     (798,411)     (672,920)

Net income (un-audited) .........          --           --           --           --          1,623         1,623
                                    -----------  -----------  -----------  -----------  -----------   -----------

Balance at March 31, 2002 .......   110,494,293  $   110,494  $     2,104  $    12,893  $  (796,788)  $  (671,297)
                                    ===========  ===========  ===========  ===========  ===========   ===========

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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

The details of the Company’s holdings and their principal activities at September 30, 2001 are summarized below.

            Name                       Date of       Place of       Equity interest     Activity
                                   acquisition or  incorporation    Direct Indirect
                                     formation
___________________________________________________________________________________________________________
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
Beijing Star Gain Data             December 7,     Peoples                    100%      Communication
Communication System Co.           1999            Republic of                          equipment
Limited (Beijing Star)                             China
China-Antiflooding System          June 2001       Samoa              50%               Investment holding
Monitor Limited
China Environment System Monitor   June 2001       Samoa              50%               Investment holding
Beijing Stargain Data              November        Peoples                     50%      Inactive
Communitions Technology Ltd.       2001            Republic of
                                                   China
Beijing Stargain Environmental     November        Peoples                     50%      Inactive
Monitor Technology Ltd.            2001            Republic of
                                                   China

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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

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