Form 10QSB
period 2002-06-30
ASIA SUPERNET CORP
filed 2002-08-14
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________

  Commission File Number 000-7619

Asia SuperNet Corporation
(Exact name of registrant as specified in its charter)

                                                                   Colorado                                                                                                                     93-0636333
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]       No  [  ]

The number of shares of the registrant’s common stock as of June 30, 2002: 110,494,293 shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No   [X]

ASIA SUPERNET CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 (un-audited) AND DECEMBER 31, 2001

                                                      June 30, 2002    December 31,
                                                      (un-audited)         2001
                                                      -------------    -----------
ASSETS
     Current assets
Cash ................................................   $   6,294    $   8,567
Prepayments and deposits ............................       7,268       18,311
                                                        ---------    ---------
      Total current assets ..........................      13,562       26,878

Investment in related company .......................         201          201

Property and equipment
      Office furniture and equipment ................      98,417       98,417
      Less-Accumulated depreciation .................      51,909       41,958
                                                        ---------    ---------
      Net office furniture and equipment ............      46,508       56,459

Intangible assets
      Research and development ......................     126,996      126,996
      Amortization of research and development ......      18,082       18,082
                                                        ---------    ---------
      Net research and development ..................     108,914      108,914
                                                        ---------    ---------

Total  assets .......................................   $ 169,185    $ 192,452
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable ....................................   $  49,473    $  74,890
Accrued expenses ....................................      36,328       58,770
Note payable ........................................      27,176         --
Deferred income .....................................      10,885       10,885
Loans from director, shareholders and related parties     732,028      720,827
                                                        ---------    ---------
       Total current liabilities ....................     855,890      865,372

       Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
 authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
 authorized; 110,494,293 at June 30, 2002 and
 December 31, 2001, issued and outstanding ..........     110,494      110,494
Paid in Capital .....................................       2,104        2,104
Cumulative comprehensive income .....................      12,893       12,893
Deficit accumulated during development stage ........    (812,196)    (798,411)
                                                        ---------    ---------

     Total shareholders' equity (deficit) ...........    (686,705)    (672,920)
                                                        ---------    ---------

     Total liabilities and shareholders' equity
     (deficit) ......................................   $ 169,185    $ 192,452
                                                        =========    =========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
FROM INCEPTION MAY 12, 1999 TO JUNE 30, 2002
(un-audited)

                                                                                                        From inception
                                     For the six      For the six     For the three     For the three    May 12, 1999
                                     months ended     months ended     months ended      months ended         to
                                    June 30, 2002    June 30, 2001    June 30, 2002     June 30, 2001    June 30, 2002
                                    -------------    -------------    -------------     -------------   --------------

REVENUES ........................   $        --      $      17,537    $        --      $      11,490    $     162,675
COST OF REVENUES ................            --             11,119             --              8,555           76,683
                                    -------------    -------------    -------------    -------------    -------------
GROSS INCOME ....................            --              6,418             --              2,935           85,812

EXPENSES
  Salaries and related costs ....         (22,345)          74,882            3,084           42,165          236,558
  Rent ..........................           4,536           29,253            1,814           19,782           69,077
  Research and development ......           5,140             --               --               --             41,087
  Office ........................           3,723           21,354            1,590           17,390           58,296
  Travel and entertainment ......           2,974           13,185            1,090           10,959           90,558
  Audit .........................           6,058             --              3,238             --             29,492
  Depreciation ..................           9,951            9,427            4,577            4,802           45,922
  Legal and professional
   fees .........................             860           16,541             --              4,382           99,766
  Telephone .....................           2,502            5,277               15            2,008           24,095
                                    -------------    -------------    -------------    -------------    -------------
Total expenses ..................          13,399          169,919           15,408          101,488          694,851
                                    -------------    -------------    -------------    -------------    -------------

Loss from operations before
interest and income taxes .......         (13,399)        (163,501)         (15,408)         (98,553)        (609,039)
Interest expense ................             386             --               --               --                386
Income taxes ....................            --               --               --               --               --
                                    -------------    -------------    -------------    -------------    -------------
Loss before acquisition .........         (13,785)        (163,501)         (15,408)         (98,553)        (609,425)

Loss on acquisition October 13,
2000-net liabilities acquired ...
                                             --               --               --               --           (202,771)
                                    -------------    -------------    -------------    -------------    -------------
Net loss ........................         (13,785)        (163,501)         (15,408)         (98,533)        (812,196)

Comprehensive income-foreign
currency translation adjustment .            --               --               --               --             12,893
                                    -------------    -------------    -------------    -------------    -------------
Comprehensive loss ..............   $     (13,785)   $    (163,501)   $     (15,408)   $     (98,533)   $    (799,303)
                                    =============    =============    =============    =============    =============

Net loss per share-basic
and diluted .....................   $      (0.000)   $      (0.001)   $      (0.000)   $      (0.001)   $      (0.007)
                                    =============    =============    =============    =============    =============
Weighted average number of
common shares outstanding .......     110,494,293      109,994,293      110,494,293      109,994,293      110,494,293
                                    =============    =============    =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO JUNE 30, 2002
(un-audited)

                                                For the six     For the six     From inception
                                                months ended    months ended   May 12, 1999 to
                                               June 30, 2002   June 30, 2001    June 30, 2002
                                               -------------  --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .................................   $ (13,785)     $(163,501)      $(812,196)
     Adjustment to reconcile net loss to net
      cash
        Loss on acquisition October 13, 2000
         net-liabilities acquired. Adjustment
         for liabilities not required to be
          paid as of 2001 .....................        --             --           202,771
        Depreciation ..........................       9,951          9,427          45,922
        Amortization ..........................        --            1,754          18,082
        Shares issued for services ............        --            8,472          37,729
(Increase) decrease in operating assets
       Prepaid and deposits ...................      11,043          6,952          (7,268)
Increase (decrease) in operating liabilities
       Accounts payable .......................       1,759          9,865           2,523
       Accrued expenses .......................     (22,442)        (5,847)         28,141
       Deferred income ........................        --           10,885          10,885
                                                  ---------      ---------       ---------
Cash flows used in operating activities .......     (13,474)      (121,993)       (473,411)

CASH FLOWS USED IN INVESTING ACTIVITIES
       Purchase of furniture and equipment ....        --           (3,545)        (90,433)
       Investment in related company ..........        --             --              (201)
       Purchase of research and development ...        --             --          (126,996)
                                                  ---------      ---------       ---------
Cash flow used in investing activities ........        --           (3,545)       (217,630)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loan from shareholders ......      11,201        112,666         659,363
      Cash acquired in acquisition October 13,
       2000 ...................................        --             --            25,062
      Shares issued for cash ..................        --             --                17
                                                  ---------      ---------       ---------
Cash flows from financing activities ..........      11,201        112,666         684,442

Effect of cumulative translation adjustment ...        --             --            12,893
                                                  ---------      ---------       ---------
Cash flows (used for) from all activities .....      (2,273)       (12,872)          6,264

Cash balance at beginning of period ...........       8,567         31,948            --
                                                  ---------      ---------       ---------
Cash balance at end of period .................   $   6,294      $  19,076       $   6,264
                                                  =========      =========       =========
Cash paid for:
    Interest expense ..........................   $     386      $    --        $     386
    Taxes .....................................        --             --             --
Supplemental disclosure of non-cash activities
    Shares issued in payment of loan ..........        --           10,000         10,000
    Shares issued in payment of services ......        --             --          150,000

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO JUNE 30, 2002

                                                                                           Deficit
                                              Common stock                               accumulated
                                   ------------------------------------       Compre-       during          Total
                                   Number of       Par value    Discount      hensive     development    Shareholders'
                                     shares         $(0.001)    from par      income          stage         equity
                                   ---------       ---------    --------      -------     -----------    -------------
Common stock issued for
acquisition of Chinanet Group
at par value as of May 12,
1999 ...........................   106,683,429  $   106,683   $  (106,666) $      --     $      --     $        17
Translation adjustment .........          --           --            --         11,164          --          11,164
Net loss from inception May
12, 1999 to December 31, 1999 ..          --           --            --           --          (1,879)       (1,879)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1999 ...   106,683,429      106,683      (106,666)      11,164        (1,879)        9,302
Effect of exchange
reorganization October
13, 2000 .......................     2,660,864        2,661        (2,661)        --            --            --
Common stock issued for
services provided and billed
and for future services in
the amount of $150,000 .........       150,000          150       149,850         --            --         150,000
Deduction for deferred
services .......................          --           --         (83,053)        --            --         (83,053)
Translation adjustment .........          --           --            --          5,488          --           5,488
Net loss .......................          --           --            --           --        (637,347)     (637,347)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 2000 ...   109,494,293      109,494       (42,530)      16,652      (639,226)     (555,610)
Shares issued in payment of
shareholder's loan .............     1,000,000        1,000         9,000         --            --          10,000
Services received for shares
issued in prior period .........          --           --          35,634         --            --          35,634
Translation adjustment .........          --           --            --         (3,759)         --          (3,759)
Net loss .......................          --           --            --           --        (159,185)     (159,185)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 2001 ...   110,494,293      110,494         2,104       12,893      (798,411)     (672,920)

Net income (un-audited) ........          --           --            --           --         (13,785)      (13,785)
                                   -----------  -----------   -----------  -----------   -----------   -----------

Balance at June 30, 2002 .......   110,494,293  $   110,494   $     2,104  $    12,893   $  (812,196)  $  (686,705)
                                   ===========  ===========   ===========  ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
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

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

The details of the Company’s holdings and their principal activities at March 31, 2002 are summarized below.

                                   Date of
                                acquisition or    Place of      Equity interest
          Name                    formation     incorporation   Direct Indirect   Activity
------------------------------  --------------  --------------  ---------------   --------
Chinanet Communication Limited  May 18, 2000    British Virgin    100%            Inactive
(Chinanet BVI)                                  Islands
Chinanet Communication Limited  May 12, 1999    Hong Kong          26%     74%    Inactive
(Chinanet HK)
Chinanet Communication Limited  October 12,     Samoa             100%            Inactive
(Chinanet Samoa)                2000
Beijing Star Gain Data          December 7,     Peoples                   100%    Communication
Communication System Co.        1999            Republic of                       equipment
Limited (Beijing Star)                          China
China-Antiflooding System       June 2001       Samoa              50%            Investment
Monitor Limited                                                                   holding
China Environmental System      June 2001       Samoa              50%            Investment
Monitor                                                                           holding
Beijing Stargain Data           October 2001    Peoples                    50%    Sales of
Communication Technology Ltd.                   Republic of                       computer
                                                China                             equipment
Beijing Stargain Great Exploit  October 2001    Peoples                    50%    Inactive
Environmental Engineering                       Republic of
Insturment Co. Ltd.                             China

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
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
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

INTERIM FINANCIAL INFORMATION

The financial statements of the Company as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and from inception (May 12, 1999) through June 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and months ended June 30, 2002 and 2001 and from inception (May 12, 1999) through June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (May 12, 1999) to December 31, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

b)	PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of as of June 30, 2002. These conditions raise doubt about the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

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

The basic and diluted earnings per common share were the same for the periods presented because no dilutive securities were outstanding or exercisable as of June 30, 2002 and 2001.

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

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $732,028 and $720,827 at June 30, 2002 and December 31, 2001, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

NOTE PAYABLE

On January 31, 2002 the Company issued a debenture payable for $27,176 in payment of legal fees. The note is payable July 31, 2002 and accrues interest at 8 ½ percent. The debenture can be converted to common stock at the option of the holder at the bid price of the stock on the date of conversion. The number of shares issued would be the amount of the debenture payable divided by the bid price.

WAIVER OF STAFF BENEFITS

During the period from inception through December 31, 2001 the Company had accrued severance benefits in accordance with the estimated payments required when staff are terminated. The Company has reduced staff. However, most of the staff were placed in other positions before termination and the benefits which the Company would ordinarily pay are not applicable. The Company has taken the reduction in the liability for severance benefits ($29,602) to salaries and related costs in the six months ended June 30, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as “we”, “us” or the “Company”), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company’s best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue”, “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company’s Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto.

The Company has finished it primary research and development and is now concentrating its efforts on marketing the handheld personal digital assistant (PDA) product.

The Company will require additional investment to strengthen the financial condition of the Company in order manufacture, market and sell its product. During the interim the Company is being financed by loans from a major stockholder and sale of its know-how and patents in other communications areas unrelated to the PDA.

Sales to date have been for know-how and patents in unrelated communications areas that have helped to finance expenses of the Company. The Company has reduced its expenses for the six months to $43,387 (not including the benefit from severance pay reduction credited to salaries and benefits of $29,602), as compared $169,919 for the six months ended June 30, 2001. There were reductions in most expense catagories as the Company has reduced its staff and other expenses accordingly in downsizing. The major reduction was in salaries from $7,257 (not including reversal of staff severance benefits for the six months) ended as compared to $74,882 for the six months ended June 30, 2001.

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

Dated: August 2, 2002                                                                                 Asia SuperNet Corporation

                                                                                                                        By: /s/ Lui Ming Hui
                                                                                                                                  Lui Ming Hui
                                                                                                                                  Director/Chief Executive Officer