Form 10QSB
period 2002-09-30
ASIA SUPERNET CORP
filed 2002-12-03
CIK 4165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________

  Commission File Number 000-7619

Asia SuperNet Corporation
(Exact name of registrant as specified in its charter)

                                                                   Colorado                                                                                                                     93-0636333
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]       No  [  ]

The number of shares of the registrant’s common stock as of September 30, 2002: 110,494,293 shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No   [X]

ASIA SUPERNET CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                        3
(b)      Consolidated Statements of Operations                              4
(c)      Consolidated Statements of Cash Flows                              5
(d)      Consolidated Statements of Shareholders' Equity                    6
(e)      Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis
         or Plan of Operations                                             12

Item 3.  Controls and Procedures                                           12

Item 4.  Risks                                                             12

PART II. OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults On Senior Securities                                     13

Item 4.  Submission of Items to a Vote                                     13

Item 5.  Other Information                                                 13

Item 6.
(a)      Exhibits                                                          13
(b)      Reports on Form 8K                                                13

SIGNATURES                                                                 14

CERTIFICATIONS                                                             15

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 (un-audited) AND DECEMBER 31, 2001

                                                         September 30,   December 31,
                                                             2002           2001
                                                         (un-audited)
                                                        --------------   ------------
ASSETS
     Current assets
Cash .................................................   $   7,085    $   8,567
Prepayments and deposits .............................       1,717       18,311
                                                         ---------    ---------
      Total current assets ...........................       8,802       26,878

Investment in related company ........................         201          201

Property and equipment
      Office furniture and equipment .................      93,842       98,417
      Less-Accumulated depreciation ..................      51,909       41,958
                                                         ---------    ---------
       Net office furniture and equipment ............      41,933       56,459

Intangible assets
      Research and development .......................     126,996      126,996
      Amortization of research and development .......      18,082       18,082
                                                         ---------    ---------
      Net research and development ...................     108,914      108,914
                                                         ---------    ---------

Total  assets ........................................   $ 159,850    $ 192,452
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable .....................................   $  40,154    $  74,890
Accrued expenses .....................................      34,515       58,770
Note payable .........................................      27,176         --
Deferred income ......................................      10,885       10,885
Loans from director, shareholders
   and related parties ...............................     734,183      720,827
                                                         ---------    ---------
       Total current liabilities .....................     846,913      865,372

     Shareholders' equity (deficit)
Preferred stock (par value $0.001) 300,000,000 shares
  authorized, none issued
Common stock (par value $0.001) 900,000,000 shares
 authorized; 110,494,293 at September 30, 2002 and
 December 31, 2001, issued and outstanding ...........     110,494      110,494
Paid in Capital ......................................       2,104        2,104
Cumulative comprehensive income ......................      12,893       12,893
Deficit accumulated during development stage .........    (812,554)    (798,411)
                                                         ---------    ---------

     Total shareholders' equity (deficit) ............    (687,063)    (672,920)
                                                         ---------    ---------

     Total liabilities and shareholders' equity
     (deficit) .......................................   $ 159,850    $ 192,452
                                                         =========    =========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FROM INCEPTION MAY 12, 1999 TO SEPTEMBER 30, 2002
(un-audited)

                                         For the nine   For the nine     For the three     For the three   From inception
                                         months ended   months ended     months ended      months ended     May 12, 1999
                                         September 30,  September 30,    September 30,     September 30,    to September
                                             2002           2001             2002              2001           30, 2002
                                        -------------   -------------    -------------     -------------   --------------

REVENUES ...........................   $        --      $     120,344    $        --      $     102,806    $     162,675
COST OF REVENUES ...................            --             26,814             --             15,697           76,863
                                       -------------    -------------    -------------    -------------    -------------
GROSS INCOME .......................            --             93,530             --             87,109           85,812

EXPENSES
  Salaries and related costs .......         (22,345)         117,477             --             42,593          236,558
  Rent .............................           4,536           38,142             --              8,890           69,077
  Research and development .........           5,140             --               --               --             41,087
  Office ...........................           4,519           34,602              798           13,247           59,092
  Travel and entertainment .........           2,975           36,587             --             23,391           90,559
  Audit ............................            --             17,814             --             17,814           23,434
  Depreciation .....................          14,527           14,003            4,576            4,576           50,498
  Legal and professional
   fees ............................           1,903           44,687           (5,016)          27,856          100,809
  Telephone ........................           2,502            8,585             --              3,307           24,095
                                       -------------    -------------    -------------    -------------    -------------
Total expenses .....................          13,757          311,897              358          141,674          695,209
                                       -------------    -------------    -------------    -------------    -------------

Loss from operations before interest
and income taxes ...................         (13,757)        (218,367)            (358)         (54,565)        (609,397)
Interest expense ...................             386             --               --               --                386
Income taxes .......................            --               --               --               --               --
                                       -------------    -------------    -------------    -------------    -------------
Loss before acquisition ............         (14,143)        (218,367)            (358)         (54,565)        (609,783)

Loss on acquisition October 13,
2000-net liabilities acquired ......            --               --               --               --           (202,771)
                                       -------------    -------------    -------------    -------------    -------------

Net loss ...........................         (14,143)        (218,367)            (358)         (54,565)        (812,554)

Comprehensive income-foreign
currency translation adjustment ....            --               --               --               --             12,893
                                       -------------    -------------    -------------    -------------    -------------

Comprehensive loss .................   $     (14,143)   $    (218,367)   $        (358)   $     (54,565)   $    (799,661)
                                       =============    =============    =============    =============    =============

Net loss per share-basic and
diluted ............................   $      (0.000)   $      (0.002)   $      (0.000)   $      (0.000)   $      (0.007)
                                       =============    =============    =============    =============    =============
Weighted average number of common
shares outstanding .................     110,494,293      110,383,182      110,494,293      110,383,182      110,494,293
                                       =============    =============    =============    =============    =============

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO SEPTEMBER 30, 2002
(un-audited)

                                                For the nine   For the nine   From inception
                                                months ended   months ended   May 12, 1999 to
                                                September 30,  September 30,     September
                                                    2002           2001           30, 2002
                                                ------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ................................   $ (14,143)     $(218,367)     $(812,554)
     Adjustment to reconcile net loss to net
      cash
        Loss on acquisition October 13, 2000
         net-liabilities acquired and
         adjustment for liabilities not
         required to be paid in 2001 .........        --             --          202,771
        Depreciation and amortization ........      14,527         29,849         68,580
        Shares issued for services ...........        --           35,630         37,729
(Increase) decrease in operating assets
       Prepaid and deposits ..................      16,594          6,935         (1,717)
Increase (decrease) in operating liabilities
       Accounts payable ......................      (7,560)        29,091         (6,796)
       Accrued expenses ......................     (24,256)        (8,047)        26,327
       Deferred income .......................        --           10,885         10,885
                                                 ---------      ---------      ---------
Cash flows used in operating activities ......     (14,838)      (114,024)      (474,775)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of furniture and equipment ....        --          (10,912)       (90,433)
      Investment in related company ..........        --             --             (201)
      Purchase of research and development ...        --             --         (126,996)
                                                 ---------      ---------      ---------
Cash flow used in investing activities .......        --          (10,912)      (217,630)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loan from shareholders ......      13,356        114,952        661,518
     Cash acquired in acquisition October 13,
      2000 ...................................        --             --           25,062
     Shares issued for cash ..................        --             --               17
                                                 ---------      ---------      ---------
Cash flows from financing activities .........     (13,356)       114,952        686,597

Effect of cumulative translation adjustment ..        --             --           12,893
                                                 ---------      ---------      ---------
Cash flows (used for) from all activities ....      (1,482)        (9,984)         7,085

Cash balance at beginning of period ..........       8,567         31,948           --
                                                 ---------      ---------      ---------
Cash balance at end of period ................   $   7,085      $  21,964      $   7,085
                                                 =========      =========      =========
Cash paid for:
    Interest expense .........................   $     386      $    --        $     386
    Taxes ....................................        --             --             --
Supplemental disclosure of non-cash activities
    Shares issued in payment of loan .........        --           10,000         10,000
    Shares issued in payment of services .....        --           35,630        150,000

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION MAY 12, 1999 TO SEPTEMBER 30, 2002

                                                                                            Deficit
                                              Common stock                                accumulated
                                   ------------------------------------       Compre-       during          Total
                                   Number of       Par value    Discount      hensive     development    Shareholders'
                                     shares         $(0.001)    from par      income         stage          equity
                                   ---------       ---------    --------      -------     -----------    -------------
Common stock issued for
acquisition of Chinanet Group
at par value as of May 12,
1999 ...........................   106,683,429  $   106,683   $  (106,666) $      --     $      --     $        17
Translation adjustment .........          --           --            --         11,164          --          11,164
Net loss from inception May
12, 1999 to December 31, 1999 ..          --           --            --           --          (1,879)       (1,879)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 1999 ...   106,683,429      106,683      (106,666)      11,164        (1,879)        9,302
Effect of exchange
reorganization October
13, 2000 .......................     2,660,864        2,661        (2,661)        --            --            --
Common stock issued for
services provided and billed
and for future services in
the amount of $150,000 .........       150,000          150       149,850         --            --         150,000
Deduction for deferred
services .......................          --           --         (83,053)        --            --         (83,053)
Translation adjustment .........          --           --            --          5,488          --           5,488
Net loss .......................          --           --            --           --        (637,347)     (637,347)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 2000 ...   109,494,293      109,494       (42,530)      16,652      (639,226)     (555,610)
Shares issued in payment of
shareholder's loan .............     1,000,000        1,000         9,000         --            --          10,000
Services received for shares
issued in prior period .........          --           --          35,634         --            --          35,634
Translation adjustment .........          --           --            --         (3,759)         --          (3,759)
Net loss .......................          --           --            --           --        (159,185)     (159,185)
                                   -----------  -----------   -----------  -----------   -----------   -----------
Balance at December 31, 2001 ...   110,494,293      110,494         2,104       12,893      (798,411)     (672,920)

Net income (un-audited) ........          --           --            --           --         (14,143)      (14,143)
                                   -----------  -----------   -----------  -----------   -----------   -----------

Balance at September 30, 2002 ..   110,494,293  $   110,494   $     2,104  $    12,893   $  (812,554)  $  (687,063)
                                   ===========  ===========   ===========  ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of this statement

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

INTERIM FINANCIAL INFORMATION

The financial statements of the Company as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (May 12, 1999) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (May 12, 1999) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (May 12, 1999) to December 31, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

ASIA SUPERNET CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUTED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

b)	PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of as of September 30, 2002. These conditions raise doubt about the Company’s ability to continue as a going concern.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

The basic and diluted earnings per common share were the same for the periods presented because no dilutive securities were outstanding or exercisable as of September 30, 2002 and 2001.

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

RELATED PARTY TRANSACTIONS

Loans from directors, shareholders and other related parties of $734,183 and $720,827 at September 30, 2002 and December 31, 2001, respectively, are non-interest bearing, currently payable and not evidenced by any notes.

NOTE PAYABLE

On January 31, 2002 the Company issued a debenture payable for $27,176 in payment of legal fees. The debenture due July 31, 2002 has not been paid. The debenture accrues interest at 8 ½ percent. The debenture can be converted to common stock at the option of the holder at the bid price of the stock on the date of conversion. The number of shares issued would be the amount of the debenture payable divided by the bid price.

WAIVER OF STAFF BENEFITS

During the period from inception through December 31, 2001 the Company had accrued severance benefits in accordance with the estimated payments required when staff are terminated. The Company has reduced staff. However, most of the staff were placed in other positions before termination and the benefits which the Company would ordinarily pay are not applicable. The Company has taken the reduction in the liability for severance benefits ($29,602) to salaries and related costs in the nine months ended September 30, 2002.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto.

The Company has finished it primary research and development and is now concentrating its efforts on marketing the handheld personal digital assistant (PDA) product.

The Company will require additional investment to strengthen the financial condition of the Company in order to manufacture, market and sell its product. During the interim the Company is being financed by loans from a major stockholder and sale of its know-how and patents in other communications areas unrelated to the PDA. The Company has suspended all research and marketing activities as of July 2002 pending further investment.

Sales to date have been for know-how and patents in unrelated communications areas that have helped to finance expenses of the Company. The Company has reduced its expenses for the nine months to $43,743 (not including the benefit from severance pay reduction credited to salaries and benefits of $29,602), as compared $311,897 for the nine months ended September 30, 2001. There were reductions in most expense catagories as the Company has reduced its staff and other expenses accordingly in downsizing. The major reduction was in salaries to $7,257 (not including reversal of staff severance benefits for the nine months) ended as compared to $117,477 for the nine months ended September 30, 2001 and the receipt of $7,000 for over-billed prior year audit fees.

Item 3. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

        (b) Changes in internal controls. None.

        (c) Asset-Backed Issuers. Not applicable.

Item 4. RISKS

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

Dated: November 11, 2002                                                                             Asia SuperNet Corporation

                                                                                                                        By: /s/ Lui Ming Hui
                                                                                                                                  Lui Ming Hui
                                                                                                                                  Director/Chief Executive Officer

CERTIFICATION

I, Lui Ming Hui, Dircector, CEO and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Asia Supernet, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/11/02                                                                                               /s/ Lui Ming Hui
Date                                                                                                      President and Chief Executive Officer

11/11/02                                                                                               /s/ Lui Ming Hui
Date                                                                                                      Principal Financial Officer